Form 10-Q
period 1996-03-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1996-05-08
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-80146


                  DEAN WITTER SPECTRUM STRATEGIC L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                       13-3782225
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                  10048
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                  DEAN WITTER SPECTRUM STRATEGIC L.P.

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          March 31, 1996


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)........................3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995 (Unaudited)......4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited).........................5

         Notes to Financial Statements (Unaudited)................6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.............................................9-12


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................        13

                      DEAN WITTER SPECTRUM STRATEGIC L.P.
                      STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            32,654,497                29,593,927
   Net unrealized gain on open contracts                            1,373,916                 1,819,403
   Net option premiums                                                 99,505                   (19,873)

   Total Trading Equity                                            34,127,918                31,393,457


   Subscriptions receivable                                         1,753,233                 1,547,750
   Interest receivable (DWR)                                          108,670                   108,075

   Total Assets                                                    35,989,821                33,049,282


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accrued brokerage commissions (DWR)                                249,332                   212,825
   Redemptions payable                                                250,300                    77,310
   Accrued management fees                                            113,980                    97,291
   Incentive fees payable                                                   -                   198,924

   Total Liabilities                                                  613,612                   586,350


Partners' Capital

   Limited Partners (3,434,575.760 and
    2,905,719.741 Units, respectively)                             35,013,019                32,132,595
   General Partner (35,626.848 and
    29,872.079 Units, respectively)                                   363,190                   330,337

   Total Partners' Capital                                         35,376,209                32,462,932

   Total Liabilities and Partners' Capital                         35,989,821                33,049,282


NET ASSET VALUE PER UNIT                                                10.19                     11.06


               The accompanying footnotes are an integral part
                      of these financial statements.

                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                          STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                                                         For the Quarters Ended March 31,
                                                                         1996                     1995
                                                                          $                        $
REVENUES
   Trading profit (loss):
        Realized                                                      (1,315,884)                 642,021
        Net change in unrealized                                        (445,487)                 765,083

          Total Trading Results                                       (1,761,371)               1,407,104

        Interest Income (DWR)                                            333,537                  134,111

          Total Revenues                                              (1,427,834)               1,541,215


EXPENSES

        Brokerage commissions (DWR)                                      741,950                  287,893
        Management fees                                                  339,178                  131,609
        Incentive fees                                                   210,774                  203,590

          Total Expenses                                               1,291,902                  623,092

NET INCOME (LOSS)                                                     (2,719,736)                 918,123


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                              (2,692,588)                 911,045
        General Partner                                                  (27,148)                   7,078


NET INCOME (LOSS) PER UNIT

        Limited Partners                                                    (.87)                     .56
        General partner                                                     (.87)                     .56



              The accompanying footnotes are an integral part
                       of these financial statements.


                       DEAN WITTER SPECTRUM STRATEGIC L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the Quarters Ended March 31, 1996 and 1995
                                  (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                       1,190,794.333      $11,791,839        $127,090        $11,918,929

Continuous Offering                         483,735.477        4,857,296              -           4,857,296

Net Income                                           -           911,045           7,078            918,123

Partners' Capital
  March 31, 1995                          1,674,529.810      $17,560,180        $134,168        $17,694,348





Partners' Capital
  December 31, 1995                       2,935,591.820      $32,132,595        $330,337        $32,462,932

Continuous Offering                         587,070.509        6,133,712          60,000          6,193,712

Net Loss                                              -       (2,692,588)        (27,147)        (2,719,735)

Redemptions                                 (52,459.721)        (560,700)             -            (560,700)

Partners' Capital
  March 31, 1996                          3,470,202.608      $35,013,019        $363,190        $35,376,209








              The accompanying footnotes are an integral part
                      of these financial statements.


                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)





                                                                         For the Quarters Ended March 31,
                                                                                1996               1995
                                                                                  $                   $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        (2,719,735)        918,123
   Noncash item included in net income (loss):
        Net change in unrealized                                                445,487       (765,083)

   Increase in operating assets:
        Net option premiums                                                   (119,378)         (9,289)
        Interest receivable (DWR)                                                 (595)        (19,600)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                                     36,507          34,902
        Accrued management fees                                                 16,689          15,955
        Incentive fees payable                                                (198,924)        184,749

   Net cash provided by (used for) operating activities                     (2,539,949)        359,757


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous Offering                                                       6,193,712       4,857,296
   Decrease (increase) in subscriptions receivable                            (205,483)        153,281
   Increase in redemptions payable                                             172,990               -
   Redemptions of units                                                       (560,700)              -

   Net cash provided by financing activities                                 5,600,519       5,010,577


   Net increase in cash                                                      3,060,570       5,370,334

   Balance at beginning of period                                           29,593,927       9,649,168

   Balance at end of period                                                 32,654,497      15,019,502



                 The accompanying footnotes are an integral part
                         of these financial statements.


                       DEAN WITTER SPECTRUM STRATEGIC L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Spectrum Strategic L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation ("the General Partner") has retained Blenheim Investments, Inc., A. Gary Shilling & Co., Inc., and Willowbridge Associates Inc. as the trading advisors of the Partnership. Both the General Partner and the commodity broker Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:

                                                   Contract or
                                                 Notional Amount
                                                        $
Exchange-Traded Contracts
Financial Futures:
   Commitments to Purchase                          31,285,000
   Commitments to Sell                              30,629,000
   Options Written                                   1,904,000
Commodity Futures:
   Commitments to Purchase                         172,792,000
   Commitments to Sell                               4,802,000
   Options Written                                   1,059,000
Foreign Futures:
   Commitments to Purchase                          39,950,000
   Commitments to Sell                              53,249,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                           1,866,000
   Commitments to Sell                               1,878,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                DEAN WITTER SPECTRUM STRATEGIC L.P.
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,373,916 at March 31, 1996. Of this amount, $1,373,901 was related to exchange-traded futures contracts and $15 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through January 1997. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through April 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets, is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading

               DEAN WITTER SPECTRUM STRATEGIC L.P.
             NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $34,028,398 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                          Assets      Liabilities
                                            $              $
Exchange-Traded Contracts:
Financial Futures                      68,749,000     41,560,000
Commodity Futures                     144,675,000     12,146,000
Foreign Futures                        78,528,000     25,653,000
Off-Exchange-Traded Forward
 Currency Contracts                     1,571,000      1,565,000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the Quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $1,427,834. During the first quarter, the Partnership posted a decrease in Net Asset Value per Unit. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses for the quarter were recorded during February as a result of sharp and sudden price movements in many of the markets traded by the Partnership. As a result, losses were recorded in financial futures from trading global interest rate futures. In the currency markets, losses were recorded as the downward move in the value of the Japanese yen and most European currencies, which has resulted in significant gains during January, abruptly reversed. Additional losses were recorded during February in the energy markets due primarily from trading crude oil futures. Smaller losses were recorded in the soft commodities markets during the quarter due to short-term choppy price movement. A portion of the overall losses for the quarter was offset in March by gains recorded from transactions involving the Australian dollar and Japanese yen. Additionally, gains were recorded in the agricultural markets from long corn futures positions as prices moved higher during the quarter. Smaller gains were recorded from trading hog, soybean and wheat futures. Gains experienced in the metals markets from trading silver futures during January also helped to mitigate a portion of the overall losses for the quarter. Total expenses for the period were $1,291,901, resulting in a new loss of $2,719,735. The value of an individual Unit in the Partnership decreased from $11.06 at December 31, 1995 to $10.19 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $1,541,215. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional trading gains were recorded in the financial futures markets as a result of trading Japanese bond futures during February and March. Smaller trading losses in the international, metals and energy markets offset a portion of overall gains for the quarter. Total expenses for the period were $623,092, resulting in net income of $918,123. The value of an individual Unit in the Partnership increased from $10.01 at December 31, 1994 to $10.57 at March 31, 1995.

                 PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)    Exhibits.

                    None.

              B)    Reports on Form 8-K. - None.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 Dean Witter Spectrum Strategic L.P.
                                      (Registrant)

                                By: Demeter Management Corporation
                                      (General Partner)

May 8, 1996                     By: /s/ Patti L. Behnke
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.