Form 10-Q
period 1996-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1996-08-12
CIK 925263

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                           No

                        DEAN WITTER SPECTRUM STRATEGIC L.P.

                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                 June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited) .......................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited) .......................4

         Statements of Changes in Partners' Capital for the Six Months Ended June 30, 1996 and 1995 (Unaudited)...5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited)........................6

         Notes to Financial Statements (Unaudited)..............7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.........................................12-17

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................     18

                                          DEAN WITTER SPECTRUM STRATEGIC L.P.
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                         June 30,                 December 31,
                                                                           1996                       1995
                                                                             $                          $
                                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                   38,872,293                  29,593,927
   Net unrealized gain on open contracts                                     917,324                   1,819,403
   Net option premiums                                                        30,832                     (19,873)

   Total Trading Equity                                                   39,820,449                  31,393,457


   Subscriptions receivable                                                2,224,620                   1,547,750
   Interest receivable (DWR)                                                 129,454                     108,075

   Total Assets                                                           42,174,523                  33,049,282


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                       385,260                      77,310
   Accrued brokerage commissions (DWR)                                       296,746                     212,825
   Accrued management fees                                                   135,655                      97,291
   Incentive fees payable                                                          -                     198,924

   Total Liabilities                                                         817,661                     586,350


Partners' Capital

   Limited Partners (4,021,226.369 and
    2,905,719.741 Units, respectively)                                   40,935,627                   32,132,595
   General Partner (41,379.149 and
    29,872.079 Units, respectively)                                         421,235                      330,337

   Total Partners' Capital                                               41,356,862                   32,462,932

   Total Liabilities and Partners' Capital                               42,174,523                   33,049,282


NET ASSET VALUE PER UNIT                                                      10.18                        11.06


                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                          DEAN WITTER SPECTRUM STRATEGIC L.P.
                                               STATEMENTS OF OPERATIONS
(Unaudited)




                                                                                For the Quarters Ended June 30,

                                                                               1996                        1995
                                                                                $                            $
REVENUES
   Trading profit (loss):
        Realized                                                              1,250,609                   124,793
        Net change in unrealized                                               (456,592)               (1,172,627)

           Total Trading Results                                                794,017                (1,047,834)

        Interest Income (DWR)                                                   387,247                   209,138

           Total Revenues                                                     1,181,264                  (838,696)


EXPENSES

        Brokerage commissions (DWR)                                             842,316                   428,782
        Management fees                                                         385,060                   196,014
        Incentive fees                                                          186,125                    34,796

           Total Expenses                                                     1,413,501                   659,592

NET LOSS                                                                       (232,237)               (1,498,288)


NET (LOSS) ALLOCATION

        Limited Partners                                                       (230,283)               (1,471,337)
        General Partner                                                          (1,954)                  (26,951)


NET (LOSS) PER UNIT

        Limited Partners                                                           (.01)                     (.74)
        General Partner                                                            (.01)                     (.74)


                                    The accompanying footnotes are an integral part
                                            of these financial statements.
/TABLE

                                          DEAN WITTER SPECTRUM STRATEGIC L.P.
                                               STATEMENTS OF OPERATIONS
(Unaudited)






                                                                             For the Six Months Ended June 30,

                                                                              1996                          1995
                                                                                $
REVENUES
   Trading profit (loss):
        Realized                                                              (65,275)                    766,814
        Net change in unrealized                                             (902,079)                   (407,543)

           Total Trading Results                                             (967,354)                    359,271

        Interest Income (DWR)                                                 720,784                     343,248

           Total Revenues                                                    (246,570)                    702,519


EXPENSES

        Brokerage commissions (DWR)                                         1,584,267                     716,675
        Management fees                                                       724,237                     327,623
        Incentive fees                                                        396,899                     238,386

           Total Expenses                                                   2,705,403                   1,282,684

NET LOSS                                                                   (2,951,973)                   (580,165)


NET (LOSS) ALLOCATION

        Limited Partners                                                   (2,922,871)                   (560,292)
        General Partner                                                       (29,102)                    (19,873)


NET (LOSS) PER UNIT

        Limited Partners                                                         (.88)                       (.18)
        General Partner                                                          (.88)                       (.18)



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                          DEAN WITTER SPECTRUM STRATEGIC L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                        For the Six Months Ended June 30, 1996
                                                      (Unaudited)




                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total

Partners' Capital
  December 31, 1994                            1,190,794.333       $11,791,839          $127,090         $11,918,929

Continuous Offering                            1,015,068.428        10,239,788           120,000           10,359,788

Net Loss                                                   -          (560,292)          (19,873)           (580,165)

Redemptions                                      (42,163.373)         (437,097)                -            (437,097)

Partners' Capital
  June 30, 1995                                2,163,699.388       $21,034,238          $227,217         $21,261,455




Partners' Capital
  December 31, 1995                            2,935,591.820       $32,132,595          $330,337         $32,462,932

Continuous Offering                            1,247,524.887        12,991,881           120,000          13,111,881

Net Loss                                                  -         (2,922,871)          (29,102)         (2,951,973)

Redemptions                                     (120,511.189)       (1,265,978)                -          (1,265,978)

Partners' Capital
  June 30, 1996                                4,062,605.518       $40,935,627          $421,235         $41,356,862






               The accompanying footnotes are an integral part
                        of these financial statements.


                                          DEAN WITTER SPECTRUM STRATEGIC L.P.
                                               STATEMENTS OF CASH FLOWS
                                                       (Unaudited)




                                                                                 For the Six Months Ended June 30,

                                                                                    1996                 1995
                                                                                      $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     (2,951,973)            (580,165)
   Noncash item included in net loss:
        Net change in unrealized                                                   902,079              407,543

   Increase in operating assets:
        Net option premiums                                                        (50,705)            (101,422)
        Interest receivable (DWR)                                                  (21,379)             (37,580)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                                         83,921               83,928
        Accrued management fees                                                     38,364               38,367
        Incentive fees payable                                                    (198,924)             (18,841)

   Net cash used for operating activities                                       (2,198,617)            (208,170)


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in subscriptions receivable                                (676,870)             706,137
   Continuous offering                                                          13,111,881           10,359,788
   Increase in redemptions payable                                                 307,950               94,342
   Redemptions of units                                                         (1,265,978)            (437,097)

   Net cash provided by financing activities                                    11,476,983           10,723,170


   Net increase in cash                                                          9,278,366           10,515,000

   Balance at beginning of period                                               29,593,927            9,649,168

   Balance at end of period                                                     38,872,293           20,164,168




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

1. Organization
Dean Witter Spectrum Strategic L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation ("the General Partner") has retained Blenheim Investments, Inc., A. Gary Shilling & Co., Inc., and Willowbridge Associates Inc. as the trading advisors of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds, Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.


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

                    DEAN WITTER SPECTRUM STRATEGIC L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                              $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 12,105,000
   Commitments to Sell                     51,681,000
   Options Written                          1,692,000
 Commodity Futures:
   Commitments to Purchase                103,453,000
   Commitments to Sell                     15,129,000
   Options Written                          3,342,000
 Foreign Futures:
   Commitments to Purchase                 12,262,000
   Commitments to Sell                      4,063,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                  7,111,000
   Commitments to Sell                      7,111,000

                        DEAN WITTER SPECTRUM STRATEGIC L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $917,324 at June 30, 1996. This amount related entirely to exchange-traded futures contracts.

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 matured through July 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                              DEAN WITTER SPECTRUM STRATEGIC L.P.
                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $39,789,617 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                            DEAN WITTER SPECTRUM STRATEGIC L.P.
                         NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                      Assets     Liabilities
                                                        $            $
Exchange-Traded Contracts:
  Financial Futures                                48,025,000     39,880,000
  Commodity Futures                               132,768,000     10,239,000
  Foreign Futures                                  56,332,000     18,641,000
Off-Exchange-Traded Forward
 Currency Contracts                                 2,756,000      2,749,000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either bank accounts or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $1,181,264. During the second quarter, the Partnership posted a small loss in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in the metals markets as both precious and base metals prices moved in a short-term volatile pattern throughout the quarter. Additional losses were recorded in global financial futures trading as prices in these markets moved without consistent direction between April and June. Trading losses were also recorded in the energy markets as a result of losses in crude oil futures during May and June, as well as in natural and unleaded gas futures during April. A majority of these losses were offset by gains experienced during April from long corn and wheat futures positions as prices in these markets increased. Additional gains were recorded during April as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller currency gains were recorded in June from short positions in the Japanese yen. Losses in May from transactions involving the German mark offset a portion of overall currency gains for the quarter. In soft commodities, trading gains in cocoa futures during April and May, and in sugar futures during May and June, more than offset losses experienced in cotton trading during May. Total expenses for the quarter were $1,413,501, resulting in a net loss of $232,237. The value of an individual Unit in the Partnership decreased from $10.19 at March 31, 1996 to $10.18 at June 30, 1996.


For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $246,570. During the first six months, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses for the period were recorded during February as a result of sharp and sudden price movement in many of the markets traded by the Partnership. As a result, losses were recorded in financial futures from trading global interest rate futures. Additional losses were recorded in financial futures trading during the second quarter as global interest rate and stock index futures prices moved without consistent direction. Losses were also recorded in the energy markets during February, May and June from trading crude oil futures and in April and May from trading natural and unleaded gas futures. Trading losses in base metals during the second quarter more than offset the gains in silver futures during January. A portion of the overall losses for the Partnership were offset by gains in the agricultural markets from long corn futures positions as prices increased since early in the first quarter and from long wheat futures positions as prices increased early in the second quarter. Additional gains were recorded during April as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller currency gains recorded in June from transactions involving the Japanese yen also helped to mitigate a portion of overall losses for the first half of the year. Total expenses for the period were $2,705,403, resulting in a net loss of $2,951,973. The value of an individual Unit in the Partnership decreased from $11.06 at December 31, 1995 to $10.18 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading losses net of interest income were $838,696. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses for the quarter were recorded in the financial futures markets during June as a result of trading losses in global interest rate and U.S. stock index futures. Additional trading losses were recorded in the currency markets from transactions involving the German mark. Trading losses were also recorded in the metals, agricultural and soft commodities markets from trading gold, soybean products and corn, along with cocoa and coffee futures. Trading gains in crude oil helped to offset losses recorded in the energy markets from trading natural gas futures throughout the quarter. Trading gains in Japanese yen and government bond futures offset a portion of overall losses recorded by the Partnership for the second quarter. Total expenses for the period were $659,592, resulting in a net loss of $1,498,288. The value of an individual Unit in the Partnership decreased from $10.57 at March 31, 1995 to $9.83 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $702,519. During the first six months, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant trading losses were recorded in the soft commodities and metals markets throughout the first half of the year. Additional losses were recorded in the agricultural markets primarily due to losses recorded during the second quarter.
Trading losses were also recorded in U.S. stock index futures during the second quarter and heating oil during the first quarter of the year. Trading gains were recorded in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and the German mark. Additional trading gains were recorded in the financial futures markets as a result of trading Japanese bond futures during February, March and May. Smaller trading losses in the agricultural, metals and energy markets offset a portion of overall gains for the first half of the year. Total expenses for the period were $1,282,684, resulting in a net loss of $580,165. The value of an individual Unit in the Partnership decreased from $10.01 at December 31, 1994 to $9.83 at June 30, 1995.

                   PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)      Exhibits. - None.

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




                                   Dean Witter Spectrum Strategic L.P.
                                        (Registrant)

                                   By: Demeter Management Corporation
                                        (General Partner)

August 11, 1996                    By: /s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.