Form 10-Q
period 1996-09-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1996-11-12
CIK 925263

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-80146


                         DEAN WITTER SPECTRUM STRATEGIC L.P.

             (Exact name of registrant as specified in its charter)


           Delaware                                   13-3782225
State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)


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

Yes     X                No

                                     DEAN WITTER SPECTRUM STRATEGIC L.P.

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                             September 30, 1996


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and
         December 31, 1995...........................................2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited) ....................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited) ....................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996
         and 1995 (Unaudited)........................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited).....................6

         Notes to Financial Statements (Unaudited)...............7-12

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations..........................................13-18

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................       19
/TABLE

                                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            40,889,999                29,593,927
   Net unrealized gain on open contracts                            2,718,505                 1,819,403
   Net option premiums                                                348,980                   (19,873)

   Total Trading Equity                                            43,957,484                31,393,457


Interest receivable (DWR)                                             140,133                   108,075
Subscriptions receivable                                                    -                 1,547,750

   Total Assets                                                    44,097,617                33,049,282


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                541,884                    77,310
   Accrued brokerage commissions (DWR)                                285,309                   212,825
   Accrued management fees                                            138,332                    97,291
   Incentive fees payable                                              77,893                   198,924

   Total Liabilities                                                1,043,418                   586,350


Partners' Capital

   Limited Partners (4,141,104.197 and
    2,905,719.741 Units, respectively)                             42,607,315                32,132,595
   General Partner (43,433.657 and
    29,872.079 Units, respectively)                                   446,884                   330,337

   Total Partners' Capital                                         43,054,199                32,462,932

   Total Liabilities and Partners' Capital                         44,097,617                33,049,282


NET ASSET VALUE PER UNIT                                                10.29                     11.06

                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                                    For the Quarters Ended September 30,

                                                                        1996                       1995
                                                                          $                         $
REVENUES
   Trading profit (loss):
        Realized                                                     (307,120)                   409,461
        Net change in unrealized                                    1,801,181                    680,788

          Total Trading Results                                     1,494,061                  1,090,249

   Interest Income (DWR)                                              417,394                    250,370

          Total Revenues                                            1,911,455                  1,340,619


EXPENSES

   Brokerage commissions (DWR)                                        881,098                    491,583
   Management fees                                                    410,692                    224,723
   Incentive fees                                                      77,894                          -

          Total Expenses                                            1,369,684                    716,306

NET INCOME                                                            541,771                    624,313


NET INCOME ALLOCATION

   Limited Partners                                                    536,122                   588,042
   General Partner                                                       5,649                    36,271


NET INCOME PER UNIT

   Limited Partners                                                        .11                       .27
   General Partner                                                         .11                       .27


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                                          STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                                    For the Nine Months Ended September 30,

                                                                        1996                       1995
                                                                          $                         $
REVENUES
   Trading profit (loss):
        Realized                                                     (372,395)                 1,176,275
        Net change in unrealized                                      899,102                    273,245

          Total Trading Results                                       526,707                  1,449,520

   Interest Income (DWR)                                            1,138,178                    593,618

          Total Revenues                                            1,664,885                  2,043,138


EXPENSES

   Brokerage commissions (DWR)                                      2,465,365                  1,208,258
   Management fees                                                  1,134,929                    552,346
   Incentive fees                                                     474,793                    238,386

          Total Expenses                                            4,075,087                  1,998,990

NET INCOME (LOSS)                                                  (2,410,202)                    44,148


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                (2,386,749)                    27,750
   General Partner                                                    (23,453)                    16,398


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                      (.77)                       .09
   General Partner                                                       (.77)                       .09



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the Nine Months Ended September 30, 1996 and 1995
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1994                       1,190,794.333      $11,791,839        $127,090        $11,918,929

Continuous Offering                       1,432,344.828       14,419,287         120,000         14,539,287

Net Income                                            -           27,750          16,398             44,148

Redemptions                                (110,950.712)      (1,130,695)              -         (1,130,695)

Partners' Capital
  September 30, 1995                      2,512,188.449      $25,108,181        $263,488        $25,371,669





Partners' Capital
 December 31, 1995                        2,935,591.820       32,132,595         330,337         32,462,932

Continuous Offering                       1,481,608.146       15,248,993         140,000         15,388,993

Net Loss                                              -       (2,386,749)        (23,453)        (2,410,202)

Redemptions                                (232,662.112)      (2,387,524)               -        (2,387,524)

Partners' Capital
 September 30, 1996                       4,184,537.854      $42,607,315        $446,884        $43,054,199





              The accompanying footnotes are an integral part
                      of these financial statements.


                                     DEAN WITTER SPECTRUM STRATEGIC L.P.
                                          STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                   For the Nine Months Ended September 30,

                                                                                1996               1995
                                                                                  $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           (2,410,202)            44,148
Noncash item included in net income (loss):
        Net change in unrealized                                              (899,102)          (273,245)

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                              (32,058)           (51,198)
        Net option premiums                                                   (368,853)           329,392

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                                     72,484            103,077
        Accrued management fees                                                 41,041             47,121
        Incentive fees payable                                                (121,031)           (18,841)

Net cash used for operating activities                                      (3,717,721)          (180,454)


CASH FLOWS FROM FINANCING ACTIVITIES

        Continuous offering                                                 15,388,993         14,539,287
        Decrease in subscriptions receivable                                 1,547,750            532,696
        Increase in redemptions payable                                        464,574             46,325
        Redemptions of units                                                (2,387,524)        (1,130,695)

Net cash provided by financing activities                                   15,013,793         13,987,613


Net increase in cash                                                        11,296,072         14,168,067

Balance at beginning of period                                              29,593,927          9,649,168

Balance at end of period                                                    40,889,999         23,817,235



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

1. Organization
Dean Witter Spectrum Strategic L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. The general partner of the Partnership, Demeter Management Corporation ("the General Partner"), has retained Blenheim Investments, Inc., A. Gary Shilling & Co., Inc., and Willowbridge Associates Inc. as the trading advisors of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, brokerage fees are reduced to 33/48 of 1% of the Net Assets as of the first day of the month.

            DEAN WITTER SPECTRUM STRATEGIC L.P.
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 38,623,000
   Commitments to Sell                     60,788,000
 Commodity Futures:
   Commitments to Purchase                 68,351,000
   Commitments to Sell                      3,863,000
   Options Written                          2,122,000
 Foreign Futures:
   Commitments to Purchase                 74,880,000
   Commitments to Sell                      8,881,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                 15,119,000
   Commitments to Sell                     15,110,000

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

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $2,718,505 at September 30, 1996. Of this amount, $2,675,924 related to exchange-traded futures contracts and $42,581 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                         DEAN WITTER SPECTRUM STRATEGIC L.P.
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers' all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $43,565,923 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                       DEAN WITTER SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                           Assets       Liabilities
                                             $               $
Exchange-Traded Contracts
  Financial Futures                       43,264,000    40,009,000
  Options on Financial Futures            13,457,000     1,289,000
  Commodity Futures                      114,018,000     7,724,000
  Options Written on
    Commodity Futures                     21,219,000     1,970,000
  Foreign Futures                         62,727,000    14,445,000
  Options Written on
    Foreign Futures                        4,356,000        21,000
Off-Exchange-Traded Forward
 Currency Contracts                        4,823,000     5,259,000


4.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these

            DEAN WITTER SPECTRUM STRATEGIC L.P.
          NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,911,455. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the financial futures markets from long Japanese, European and Australian bond futures positions as global interest rate futures prices moved steadily higher between July and September. Smaller gains were recorded from long S&P 500 Index futures positions as

U.S. stock prices moved sharply higher in early September. Additional gains were recorded in the currency markets during September from newly established short positions in the Japanese yen, German mark and Swiss franc as the value of these currencies moved lower late in the month. In the energy markets, gains recorded from long crude oil futures during September more than offset losses experienced from trading natural gas futures during the quarter. A portion of the Partnership's overall gains for the quarter was offset by losses in the agricultural markets. The most significant of these losses were recorded from trading corn, wheat and soybean products during July and September. Smaller losses were recorded in soft commodities and metals as a result of choppy price movement. Total expenses for the quarter were $1,369,684, resulting in net income of $541,771. The value of an individual Unit in the Partnership increased from $10.18 at June 30, 1996 to $10.29 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,664,885. During the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months of the year were offset by brokerage commissions resulting in a net loss. The most significant of these losses were recorded in the metals markets as a result of trendless price movement in most base metals during the second and third quarters of the year. In soft commodities, losses were recorded as a result of choppy price movement in coffee, cocoa and cotton futures during a majority of the first nine months of the year. Additional losses were recorded in the energy markets as losses in natural gas futures experienced during April, May and the third quarter more than offset gains from long crude oil futures positions during September. Smaller losses were recorded in the financial futures markets as gains in Japanese and French bond futures, and global stock index futures during the third quarter, offset losses experienced in U.S. and most European interest rate futures during the first half of the year. A portion of the Partnership's overall losses was offset by gains in the currency markets from short Swiss franc, Japanese yen and German mark positions as the value of these currencies moved lower relative to the U.S. dollar during the second and third quarters of the year. Additional currency gains were recorded from transactions involving the British pound. Gains were also recorded in the agricultural markets from long corn futures positions, as prices increased during the first quarter, and from long wheat futures positions, as prices increased early in the second quarter. Total expenses for the period were $4,075,087, resulting in a net loss of $2,410,202. The value of an individual Unit in the Partnership decreased from $11.06 at December 31, 1995 to $10.29 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $1,340,619. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains resulted from the Partnership's short positions in the Japanese yen, as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Additional gains were recorded from short global interest rate futures positions as prices moved downward in mid-July and in long agricultural futures positions as prices began to move upward in September. Losses were recorded in metals, soft commodities and energy futures as trendless price movement prevailed across a majority of the markets in each of these sectors for much of the third quarter. These losses offset a portion of the profits recorded in other sectors during the quarter. Total expenses for the period were $716,306, resulting in net income of $624,313. The value of an individual Unit in the Partnership increased from $9.83 at June 30, 1995 to $10.10 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $2,043,138. During the first three quarters of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant profits for this period occurred from trading currencies, primarily as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year and in major European currencies in the year's first quarter. Additional gains were recorded in global interest rate futures as prices in Japanese and European government bond futures contracts trended higher in the first half of 1995 and in agricultural futures which began to move higher in mid-September. Losses across a majority of traditional commodities, including metals, soft commodities and energies, resulting from inconsistent price patterns for much of 1995, offset a portion of the profits recorded elsewhere. Total expenses for the period were $1,998,990, resulting in net income of $44,148.
The value of an individual Unit in the Partnership increased from $10.01 at December 31, 1994 to $10.10 at September 30, 1995.

                         PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)    Exhibits - None.


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




                                 Dean Witter Spectrum Strategic L.P.
                                      (Registrant)

                                 By: Demeter Management Corporation
                                      (General Partner)

November 12, 1996                By: /s/ Patti L. Behnke
                                         Patti L. Behnke
                                         Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.