Form 10-Q
period 1997-03-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1997-05-14
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1997 and 1996 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited).......6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................17-18

Item 6. Exhibits and Reports on Form 8-K..................19




              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                  March 31,     December 31,
                                                     1997           1996
                                                      $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                            48,818,325    45,997,912
 Net unrealized gain on open contracts            5,426,798       140,355
 Net option premiums                                 (4,223)      (45,325)

 Total Trading Equity                            54,240,900    46,092,942

Subscriptions receivable                          2,854,243       833,091
Interest receivable (DWR)                           177,416       163,643

 Total Assets                                    57,272,559    47,089,676

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued brokerage commissions (DWR)               345,216        323,442
 Redemptions payable                               300,328      1,490,536
 Incentive fees payable                            299,585              -
 Accrued management fees                           167,377        156,821

 Total Liabilities                               1,112,506      1,970,799


Partners' Capital

 Limited Partners (4,459,504.318 and
  4,184,723.907 Units, respectively)            55,561,469     44,645,423
 General Partner (48,043.831 and
  44,377.944 Units respectively)                   598,584        473,454

 Total Partners' Capital                        56,160,053     45,118,877

 Total Liabilities and Partners' Capital        57,272,559     47,089,676


NET ASSET VALUE PER UNIT                             12.46          10.67


        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended March 31,

                                    1997         1996
                                     $            $
REVENUES
 Trading profit (loss):
    Realized                     3,635,449   (1,315,884)
    Net change in unrealized     5,286,443     (445,487)

      Total Trading Results      8,921,892   (1,761,371)

 Interest Income (DWR)             483,943      333,537

      Total Revenues             9,405,835   (1,427,834)


EXPENSES

 Brokerage commissions (DWR)       966,423      741,949
 Management fees                   468,569      339,178
    Incentive fees                 299,585      210,774

    Total Expenses               1,734,577    1,291,901

NET INCOME (LOSS)                7,671,258   (2,719,735)


NET INCOME (LOSS) ALLOCATION

Limited Partner                  7,591,128   (2,692,588)
 General Partner                    80,130      (27,147)

NET INCOME (LOSS) PER UNIT

Limited Partners                     1.79          (.87)
General Partner                      1.79          (.87)


        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership      Limited     General
                          Interest      Partners     Partner    Total

Partners' Capital
 December 31, 1995     2,935,591.820   $32,132,595   $330,337   $32,462,932

Continuous Offering      587,070.509     6,133,712     60,000     6,193,712

Net Loss                       -        (2,692,588)   (27,147)   (2,719,735)

Redemptions              (52,459.721)     (560,700)         -      (560,700)

Partners' Capital
 March 31, 1996        3,470,202.608   $35,013,019   $363,190   $35,376,209



Partners' Capital
 December 31, 1996     4,229,101.851   $44,645,423   $473,454  $45,118,877

Continuous Offering      467,490.212     5,485,719     45,000    5,530,719

Net Income                    -          7,591,128     80,130    7,671,258

Redemptions             (189,043.914)   (2,160,801)        -    (2,160,801)

Partners' Capital
 March 31, 1997        4,507,548.149   $55,561,469   $598,584  $56,160,053



         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                     For the Quarters Ended March 31,

                                                           1997          1996
                                                            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        7,671,258      (2,719,735)
Noncash item included in net income (loss):
    Net change in unrealized                            (5,286,443)        445,487

 Increase in operating assets:
      Net  option  premiums                                (41,102)       (119,378)
    Interest receivable (DWR)                              (13,773)           (595)

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                     21,774           36,507
    Incentive fees payable                                 299,585         (198,924)
    Accrued management fees                                 10,556           16,689

Net  cash  provided by (used for) operating activities   2,661,855       (2,539,949)


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous offering                                   5,530,719        6,193,712
   Increase  in  subscriptions  receivable              (2,021,152)        (205,483)
   Increase (decrease) in redemptions payable           (1,190,208)         172,990
      Redemptions  of  units                            (2,160,801)        (560,700)

Net  cash  provided  by  financing  activities             158,558        5,600,519


Net increase in cash                                     2,820,413        3,060,570

Balance at beginning of period                          45,997,912       29,593,927

Balance at end of period                                48,818,325       32,654,497



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

Partnership's December 31, 1996 Annual Report on Form 10K.


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

Management   Corporation  ("Demeter"),  has   retained   Blenheim

Investments,  Inc.,  A.  Gary  Shilling  &  Company,  Inc.,   and

Willowbridge  Associates  Inc. as the  trading  advisors  of  the

Partnership.  Both Demeter and the commodity broker, Dean  Witter

Reynolds  Inc.  ("DWR")  are wholly owned  subsidiaries  of  Dean

Witter, Discover & Co. ("DWD").

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     13,928,000         15,204,000
   Commitments to Sell        185,298,000         28,092,000
   Options Written              1,179,000          5,212,000
 Commodity Futures:
   Commitments to Purchase    174,529,000         36,735,000
   Commitments to Sell         38,474,000         16,911,000
   Options Written             31,315,000          2,126,000
 Foreign Futures:
   Commitments to Purchase     83,446,000         37,389,000
   Commitments to Sell         21,070,000         10,787,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase        238,000          1,157,000
   Commitments to Sell            177,000          1,121,000


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

Statement  of  Financial  Condition and  totaled  $5,426,798  and

$140,355 at March 31, 1997 and December 31, 1996, respectively.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the $5,426,798 net unrealized gain on open contracts at March

31, 1997, $5,427,548 related to exchange-traded futures contracts

and   $(750)  related  to  off-exchange-traded  forward  currency contracts.  Of the $140,355 net unrealized gain on open contracts at December 31, 1996, $140,193 related to exchange-traded futures

contracts   and  $162  related  to  off-exchange-traded   forward

currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997  and December 31, 1996 mature through  September

1998   and   December  1997,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at March  31,

1997  and December 31, 1996 mature through April 1997 and January

1997,  respectively.  The contract amounts  in  the  above  table

represent  the  Partnership's  extent  of  involvement   in   the

particular class of financial instrument, but not the credit risk associated  with  counterparty nonperformance.  The  credit  risk associated  with  these  instruments is limited  to  the  amounts reflected in the Partnership's Statements of Financial Condition.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  contracts,  is  required  pursuant   to

regulations  of  the  Commodity  Futures  Trading  Commission  to

segregate  from  its own assets and for the sole benefit  of  its commodity  customers  all  funds held  by  DWR  with  respect  to exchange-traded futures and options contracts including an amount equal  to  the net unrealized gain on all open futures contracts,

which funds totaled $54,245,873 and $46,138,105 at March 31, 1997

and  December  31,  1996,  respectively.   With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership is at risk to

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


the  ability  of DWR, the counterparty on all such contracts,  to perform.



For  the quarters ended March 31, 1997 and December 31, 1996, the average  fair  value of financial instruments  held  for  trading purposes was as follows:

                                           March 31, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  14,293,000      102,917,000
  Options on Financial Futures          462,000        1,598,000
  Commodity Futures                 104,254,000       24,652,000
  Options on Commodity Futures       22,809,000        9,492,000
  Foreign Futures                    66,763,000       14,306,000
  Options on Foreign Futures          1,536,000                -
Off-Exchange-Traded
 Currency Contracts                     784,000        1,976,000

                                         December 31, 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                 41,783,000         37,098,000
  Options on Financial Futures      10,093,000          1,401,000
  Commodity Futures                 93,183,000          8,843,000
  Options on Commodity Futures      17,066,000          2,566,000
  Foreign Futures                   59,665,000         12,417,000
  Options on Foreign Futures         3,267,000             16,000
Off-Exchange-Traded
 Currency Contracts                  4,367,000          4,704,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

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



The  Partnership's  investment in commodity futures  and  forward contracts and other commodity interests may be illiquid.  If  the price  for  the  futures contract for a particular commodity  has increased  or decreased by an amount equal to the "daily  limit",

positions  in  the commodity can neither be taken nor  liquidated unless traders are willing to effect trades at or within the
limit.   Commodity  futures prices have  occasionally  moved  the

daily  limit  for  several consecutive days  with  little  or  no

trading.   Such  market conditions could prevent the  Partnership

from promptly liquidating its commodity futures positions.



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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $9,405,835.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded during February in the energy markets from short  crude,

heating and gas oil futures positions as oil prices moved  lower.

Additional gains were recorded from long positions in silver  and base metals futures as prices increased.  Trading gains were also recorded  in  the agricultural markets from long soybean  futures

positions as prices moved higher in February and March.   In  the

currency markets, gains were recorded from short positions in the

Swiss  franc  and  Japanese yen as the value of the  U.S.  dollar strengthened versus these currencies during January and February.

Additional gains were recorded during March from short  positions in  U.S.  interest rate and S&P 500 Index futures  as  prices  in these  markets moved lower.  A small portion of the overall gains for  the  quarter  was offset by losses in global  interest  rate futures as prices moved in a choppy pattern during a majority  of the  quarter.  Total  expenses for the  period  were  $1,734,577,

resulting  in  net  income  of  $7,671,258.   The  value  of   an

individual Unit in the

Partnership increased from $10.67 at December 31, 1996 to  $12.46 at March 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses  net of interest income were $1,427,834.   During

the  first  quarter, the Partnership posted a loss in  Net  Asset

Value per Unit.  The most significant losses for the quarter were recorded  during February as a result of sharp and  sudden  price movements in many of the markets traded by the Partnership.  As a result,  losses were recorded in financial futures  from  trading global  interest  rate futures.  In the currency markets,  losses were  recorded as the downward move in the value of the  Japanese

yen   and  most  European  currencies,  which  had  resulted   in

significant gains during January, abruptly reversed.   Additional

losses  were  recorded during February in the energy markets  due primarily  from trading crude oil futures.  Smaller  losses  were recorded  in the soft commodities markets during the quarter  due to  short-term choppy price movement.  A portion of  the  overall losses for the quarter was offset in March by gains recorded from transactions  involving the Australian dollar and  Japanese  yen.

Additionally,  gains  were recorded in the  agricultural  markets from
long  corn  futures positions as prices moved higher  during  the

quarter.   Smaller gains were recorded from trading hog,  soybean

and  wheat futures.  Gains experienced in the metals markets from trading  silver futures during January also helped to mitigate  a portion  of  the overall losses for the quarter.  Total  expenses for  the  period  were $1,291,901, resulting in  a  net  loss  of

$2,719,735.  The  value of an individual Unit in the  Partnership decreased from $11.06 at December 31, 1995 to $10.19 at March 31,

1996.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc., DWD,  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner, and certain trading advisors  to  those  pools.

Similar  purported class actions were also filed on September  18 and  20, 1996 in the Supreme Court of the State of New York,  New

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

Parties.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                               Dean  Witter  Spectrum  Strategic
                                 L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 14, 1997                   By:   /s/  Patti   L.   Behnke
                                          Patti L. Behnke
                                          Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.