Form 10-K/A
period 1996-12-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1997-05-22
CIK 925263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K/A
                                     AMENDMENT

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
      November 1, 1994.

-10.  Form of Amended and Restated Customer
             Agreement between the Partnership and
             Dean Witter Reynolds Inc., dated as of
             September 1, 1996.                                (4)

-99.  December 31, 1996 Annual Report to Limited Partners.     (5)


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