Form 10-Q
period 1997-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1997-08-13
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                      DEAN WITTER SPECTRUM STRATEGIC L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782225
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the Six Months Ended June 30, 1997 and 1996 (Unaudited)..5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................19-20

Item 5. Other Information................................20

Item 6. Exhibits and Reports on Form 8-K.................21




              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                             52,650,499     45,997,912
 Net unrealized gain on open contracts3,686,971     140,355
 Net option premiums                  16,530        (45,325)

 Total Trading Equity             56,354,000     46,092,942

Subscriptions receivable           1,735,514        833,091
Interest receivable (DWR)            197,055          163,643

 Total Assets                     58,286,569     47,089,676


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,030,316          1,490,536
 Accrued brokerage commissions (DWR) 391,144          323,442
 Accrued management fees             189,646          156,821

 Total Liabilities                 1,611,106        1,970,799


Partners' Capital

 Limited Partners (4,876,375.763 and
          4,184,723.907  Units, respectively)  56,083,393   44,64
5,423
 General Partner (51,479.692 and
     44,377.944 Units respectively)    592,070        473,454

 Total Partners' Capital          56,675,463       45,118,877

 Total Liabilities and Partners' Capital58,286,569  47,089,676


NET ASSET VALUE PER UNIT              11.50             10.67

        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                   (1,485,457)    1,250,609
    Net change in unrealized   (1,739,827)     (456,592)

      Total Trading Results    (3,225,284)      794,017

 Interest Income (DWR)            565,576       387,247

      Total Revenues           (2,659,708)      1,181,264


EXPENSES

 Brokerage commissions (DWR)     1,151,526      842,316
 Management fees                   558,317      385,060
           Incentive       fees                                 -
186,125

    Total Expenses               1,709,843      1,413,501

NET LOSS                         (4,369,551)      (232,237)


NET LOSS ALLOCATION

                          Limited                         Partner
(4,313,037)                   (230,283)
                          General                         Partner
(56,514)                             (1,954)

NET LOSS PER UNIT

                         Limited                         Partners
(.96)                                      (.01)
                          General                         Partner
(.96)                                      (.01)


        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       2,149,992   (65,275)
    Net change in unrealized       3,546,616   (902,079)

      Total Trading Results        5,696,608    (967,354)

 Interest Income (DWR)            1,049,519     720,784

      Total Revenues               6,746,127   (246,570)


EXPENSES

 Brokerage commissions (DWR)       2,117,950  1,584,267
 Management fees                  1,026,885     724,237
    Incentive fees                  299,585     396,899

    Total Expenses                3,444,420     2,705,403

NET INCOME (LOSS)                 3,301,707      (2,951,973)


NET INCOME (LOSS) ALLOCATION

         Limited        Partner                         3,278,091
(2,922,871)
        General        Partner                             23,616
(29,102)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .83                                        (.88)
                          General                         Partner
 .83                                        (.88)



        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1995  2,935,591.820          $32,132,595           $330,337
$32,462,932

Continuous Offering1,247,524.887           12,991,881            120,000
13,111,881

Net Loss                       -           (2,922,871)           (29,102)
(2,951,973)

Redemptions         (120,511.189)            (1,265,978)                      -
(1,265,978)

Partners' Capital,
 June 30, 1996    4,062,605.518            $40,935,627           $421,235
$41,356,862



Partners' Capital,
 December 31, 1996   4,229,101.851         $44,645,423           $473,454
$45,118,877

Continuous Offering1,034,601.239           12,017,217            95,000
12,112,217
Net Income                      -          3,278,091             23,616
3,301,707
Redemptions         (335,847.635)          (3,857,338)                       -
(3,857,338)

Partners' Capital,
 June 30, 1997      4,927,855.455          $56,083,393           $592,070
$56,675,463






         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                 3,301,707        (2,951,973)
Noncash item included in net income (loss):
    Net change in unrealized      (3,546,616)            902,079

 Increase in operating assets:
    Net option premiums              (61,855)            (50,705)
    Interest receivable (DWR)        (33,412)            (21,379)

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)67,702            83,921
    Accrued management fees          32,825              38,364
                 Incentive              fees              payable
-                                  (198,924)

Net  cash  used  for  operating  activities   (239,649)      (2,198,617)


CASH FLOWS FROM FINANCING ACTIVITIES

      Decrease  in  subscriptions  receivable(902,423)      (676,870)
      Continuous   offering           12,112,217                13,111,881
      Increase   (decrease)  in  redemptions  payable   (460,220)
307,950
      Redemptions  of  units          (3,857,338)            (1,265,978)

Net  cash  provided  by  financing  activities     6,892,236    11,476,983


Net   increase  in  cash               6,652,587                9,278,366

Balance  at  beginning  of  period    45,997,912                29,593,927

Balance  at  end  of  period          52,650,499                38,872,293




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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Spectrum Strategic L.P. (the  "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  futures  and forward contracts,  options  on  future contracts  and  on  physical  commodities,  and  other  commodity interests,  including foreign currencies, financial  instruments,

precious and industrial metals, energy products and agriculturals

(collectively, "futures interests").  The general partner of  the

Partnership,  Demeter  Management  Corporation  ("Demeter"),  has

retained Blenheim Invest-ments, Inc., A. Gary Shilling & Company,

Inc., and Willowbridge Associates Inc. as the trading advisors of

the  Partnership.   Both Demeter and the commodity  broker,  Dean

Witter  Reynolds  Inc. ("DWR") are wholly owned  subsidiaries  of

Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on prevailing U.S. Treasury  Bill rates.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Brokerage expenses incurred by the Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and

precious   metals.   Futures,  options  and  forwards   represent

contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.  At June 30,

1997 and December 31, 1996, open contracts were:

                              Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase    12,343,000          15,204,000
   Commitments to Sell        45,695,000          28,092,000
   Options Written                     -           5,212,000
 Commodity Futures:
   Commitments to Purchase    29,576,000          36,735,000
   Commitments to Sell        58,745,000          16,911,000
   Options Written            62,144,000           2,126,000
 Foreign Futures:
   Commitments to Purchase    74,730,000          37,389,000
   Commitments to Sell        34,019,000          10,787,000
   Options Written               464,000                   -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     1,063,000           1,157,000
   Commitments to Sell         1,056,000           1,121,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $3,686,971 and

$140,355  at  June 30, 1997 and December 31, 1996,  respectively.

Of  the $3,686,971 net unrealized gain on open contracts at  June

30, 1997, $3,686,961 related to exchange-traded futures contracts

and   $10   related   to  off-exchange-traded  forward   currency

contracts.   Of  the  $140,355   net  unrealized  gain  on   open

contracts  at  December 31, 1996, $140,193 related  to  exchange-

traded  futures contracts and $162 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1997  and  December 31, 1996 mature through March  1998  and

December   1997,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1997  and

December  31,  1996  mature through July 1997 and  January  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  contracts,  is  required  pursuant   to

regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from its own assets and for the sole benefit of its commodity  customers  all  funds held  by  DWR  with  respect  to exchange-traded futures and options contracts including an amount equal  to  the net unrealized gain on all open futures contracts,

which funds totaled $56,337,460 and $46,138,105 at June 30,  1997

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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)





For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  12,127,000       84,835,000
  Options on Financial Futures        1,499,000          913,000
  Commodity Futures                 109,363,000       32,862,000
  Options on Commodity Futures       38,269,000       33,918,000
  Foreign Futures                    69,295,000       23,345,000
  Options on Foreign Futures          2,868,000          288,000
Off-Exchange-Traded
 Currency Contracts                     814,000        1,528,000

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


4.  Subsequent Event


On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following the sale, Carr became the counterparty on the

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of  about three  months,  DWR  will  continue perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units in the future will affect the amount  of  funds available  for  investments in futures  interests  in  subsequent

periods.   As  redemptions  are  at  the  discretion  of  Limited

Partners, it is not possible to estimate the amount and therefore the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total

trading  losses  net of interest income were $2,659,708.   During

the  second  quarter, the Partnership posted a  decrease  in  Net

Asset

Value per Unit.  Losses were recorded throughout the quarter from

short-term  price  volatility  in  European  and  Japanese   bond

futures. Additional losses were recorded during April from  short

U.S.  interest rate futures positions as U.S. bond  prices  moved higher  after  moving lower previously.  In stock index  futures,

losses  were  recorded from trading S&P 500 and Hang  Seng  Index futures during April and May. Smaller losses were recorded in the agricultural markets from long positions in soybean products  and

wheat  futures  as prices moved lower during  May  and  June.   A

portion  of these losses was offset by gains recorded  from  long

cocoa   futures  positions  as  prices  in  this   market   moved

dramatically higher during May and June.  Additional  gains  were recorded  from  long copper and zinc futures positions,  as  base metals  prices  moved  higher during May.  In  currency  trading,

losses  from  transactions involving the German mark and  British pound were more than offset by gains recorded during May and June from transactions involving the Japanese yen. Total expenses  for

the  quarter  were  $1,709,843,  resulting  in  a  net  loss   of

$4,369,551.   The value of an individual Unit in the  Partnership

decreased  from $12.46 at March 31, 1997 to $11.50  at  June  30,

1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $6,746,127.

During  the first six months, the Partnership posted an  increase in  Net  Asset Value per Unit.  The most significant  gains  were recorded  from  long  cocoa  futures positions  as  prices  moved sharply
higher  during  March,  May  and  June.   Additional  gains  were

recorded  from  trading  most  base  metals,  particularly   long

positions in copper and zinc futures, as prices in these  markets moved higher during January, February and May.  In energy futures trading,  profits were recorded from trading crude,  heating  and gas  oil futures during the first quarter.  In currencies,  gains were  recorded from transactions involving the Japanese  yen  and

Swiss  franc throughout a majority of the first half of the year.

Smaller  gains  were  recorded from  long  positions  in  soybean futures,  as prices in this market moved higher during the  first quarter and April.  A portion of the Partnership's overall  gains was  offset  by losses from trendless price movement in  Japanese and  European  interest rate futures during  January,  April  and

June.  Smaller losses were recorded in global stock index futures from  trading  S&P  500 and Hang Seng Index  futures  during  the

second  quarter.   Total expenses for the period were  $3,444,420

resulting  in  net  income  of  $3,301,707.   The  value  of   an

individual  Unit  in  the Partnership increased  from  $10.67  at

December 31, 1996 to $11.50 at June 30, 1997.



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

of   $2,591,973.   The  value  of  an  individual  Unit  in   the

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

Futures  &  Currency Management, Inc., MSDWD, (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated amended complaint.  Similar purported class  actions were also filed on September 18 and 20, 1996 in the Supreme Court of  the  State of New York, New York County, and on November  14,

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

Dean Witter Parties.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                                Dean  Witter  Spectrum  Strategic
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   13,  1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.