Form 10-Q/A
period 1997-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1997-09-03
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE
               COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                          AMENDMENT
[X]   Quarterly  report pursuant to Section 13 or  15(d)  of
the Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

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

Registrant's telephone number, including area code (212) 392-
5454


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

        Notes to Financial Statements (Unaudited).........7-

12 Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................19-
20 Item 5. Other
Information................................20 Item 6.
Exhibits and Reports on Form 8-K.................21




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



        The accompanying footnotes are an integral part of these financial statements.

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


              DEAN WITTER SPECTRUM STRATEGIC
                    L.P. STATEMENTS OF CASH
                    FLOWS
                           (Unaudited)




                                For the Six Months Ended June
                                       30, 1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                 3,301,707
(
2,951,973)
Noncash item included in net income (loss):
    Net change in unrealized      (3,546,616)
902,079

 Increase in operating assets:
    Net option premiums              (61,855)
(50,705)
    Interest receivable (DWR)        (33,412)
(21,379)

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)67,702            83,921
    Accrued management fees          32,825              38,364
                 Incentive              fees
payable
-                                  (198,924)

Net  cash  used  for  operating  activities   (239,649)
(
2,198,617)
CASH FLOWS FROM FINANCING ACTIVITIES

      Decrease  in  subscriptions  receivable(902,423)          (
676,870)
      Continuous   offering           12,112,217                1
3,111,881
      Increase   (decrease)  in  redemptions  payable
(460,220) 307,950
      Redemptions  of  units          (3,857,338)               (
1,265,978)

Net  cash  provided  by  financing  activities     6,892,236    1
1,476,983


Net   increase  in  cash               6,652,587                9
,278,366

Balance  at  beginning  of  period    45,997,912                2
9,593,927

Balance  at  end  of  period          52,650,499                3
8,872,293




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

$3,686,971 and $140,355  at  June 30, 1997 and December 31,

1996,  respectively. Of  the $3,686,971 net unrealized gain on open contracts at  June 30, 1997, $3,686,961 related to

exchange-traded futures contracts and   $10       related   to

off-exchange-traded  forward   currency

contracts.   Of  the  $140,355   net  unrealized  gain  on
open contracts at December 31, 1996, $140,193 related to exchangetraded futures contracts and $162 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at

June 30,  1997  and  December 31, 1996 mature through March

1998  and December   1997,   respectively.    Off-exchange-

traded   forward

currency  contracts held by the Partnership at June 30, 1997

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

Condition.



The  Partnership  also has credit risk because DWR  acts  as the futures  commission  merchant  or  the  sole  counterparty,

with respect  to  most  of the Partnership's assets.   Exchange-

traded futures  and options contracts are marked to market  on a  daily basis,  with variations in value settled on a daily basis. DWR,

as  the  futures commission merchant for all of the

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


Effective August 1, 1997, the flat-rate brokerage fee will be reduced from 8.25% per annum to 7.65% per annum.

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

$1,181,264. During the second quarter, the Partnership posted a small loss in Net  Asset Value per Unit.  Trading gains during the quarter were offset  by brokerage commissions resulting in net trading losses. The  most significant losses were recorded in the metals  markets as
both  precious  and  base metals prices  moved  in  a  short-

term volatile pattern throughout the quarter.  Additional

losses  were recorded  in global financial futures trading as prices in  these markets  moved  without consistent direction between  April  and June. Trading losses were also recorded in the energy markets  as a  result of losses in crude oil futures during May and June,  as well  as  in  natural and unleaded gas

futures during  April.   A majority of these losses were offset

by gains experienced  during April  from  long corn and wheat futures positions as  prices  in these  markets increased.

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

Asset Value per Unit.  The most significant losses for the

period were

recorded  during February as a result of sharp and  sudden

price movement in many of the markets traded by the

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