Form 10-Q
period 1997-09-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1997-11-12
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 2. Changes in Securities and Use of Proceeds......20-22

Item 5. Other Information.................................22

Item 6. Exhibits and Reports on Form 8-K..................23






              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                             September 30,   December 31,
                                                  1997           1996
                                                  $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                          57,542,966   45,997,912
 Net unrealized gain on open contracts            857,560      140,355
 Net option premiums                              383,840      (45,325)

 Total Trading Equity                          58,784,366   46,092,942

Subscriptions receivable                        2,066,257      833,091
Interest receivable (DWR)                         201,576      163,643

 Total Assets                                  61,052,199   47,089,676

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                             493,787     1,490,536
 Accrued brokerage commissions (DWR)             396,036       323,442
 Accrued management fees                         207,078       156,821

 Total Liabilities                             1,096,901     1,970,799


Partners' Capital

 Limited Partners (5,365,539.121 and
  4,184,723.907 Units, respectively)          59,343,341    44,645,423
 General Partner (55,330.243 and
  44,377.944 Units respectively)                 611,957       473,454

 Total Partners' Capital                      59,955,298    45,118,877

 Total Liabilities and Partners' Capital      61,052,199    47,089,676


NET ASSET VALUE PER UNIT                           11.06         10.67



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                           1997            1996
                                            $            $
REVENUES
 Trading profit (loss):
       Realized                        1,598,983        (307,120)
Net change in unrealized              (2,829,411)      1,801,181

      Total Trading Results           (1,230,428)      1,494,061

 Interest Income (DWR)                   628,913         417,394

      Total Revenues                    (601,515)      1,911,455


EXPENSES

   Brokerage commissions (DWR)         1,187,561         881,098
Management fees                          606,131         410,692
    Incentive fees                       127,509          77,894

    Total Expenses                     1,921,201       1,369,684

NET INCOME (LOSS)                     (2,522,716)        541,771


NET INCOME (LOSS) ALLOCATION

    Limited Partners                  (2,507,603)       536,122
    General Partner                      (15,113)         5,649

NET INCOME (LOSS) PER UNIT

   Limited Partners                         (.44)           .11
   General Partner                          (.44)           .11



        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM  STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                    3,748,975      (372,395)
Net change in unrealized             717,205      899,102

      Total Trading Results        4,466,180      526,707

 Interest Income (DWR)             1,678,432    1,138,178

      Total Revenues               6,144,612    1,664,885


EXPENSES

 Brokerage commissions (DWR)       3,305,511    2,465,365
 Management fees                   1,633,015    1,134,929
 Incentive fees                      427,095      474,793

      Total Expenses               5,365,621    4,075,087

NET INCOME (LOSS)                   778,991   (2,410,202)


NET INCOME (LOSS ) ALLOCATION

 Limited Partners                  770,488    (2,386,749)
 General Partner                     8,503       (23,453)


NET INCOME (LOSS )PER UNIT

 Limited Partners                      .39          (.77)
 General Partner                       .39          (.77)




        The accompanying footnotes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995    2,935,591.820   $32,132,595    $330,337   $32,462,932

Continuous Offering   1,481,608.146    15,248,993     140,000    15,388,993

Net Loss                       -       (2,386,749)    (23,453)   (2,410,202)

Redemptions            (232,662.112)   (2,387,524)          -    (2,387,524)

Partners' Capital
 September 30, 1996   4,184,537.854   $42,607,315    $446,884   $43,054,199





Partners' Capital
 December 31, 1996    4,229,101.851   $44,645,423    $473,454   $45,118,877

Continuous Offering   1,640,719.535    19,108,856     130,000    19,238,856

Net Income                    -           770,488       8,503        778,991

Redemptions           (448,952.022)    (5,181,426)         -      (5,181,426)

Partners' Capital
 September 30, 1997   5,420,869.364    $59,343,341   $611,957    $59,955,298





         The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income  (loss):                                     778,991    (2,410,202)
Noncash item included in net income (loss):
     Net change in unrealized                          (717,205)     (899,102)

Increase in operating assets:
      Net  option  premiums                            (429,165)     (368,853)
    Interest receivable (DWR)                           (37,933)      (32,058)

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                  72,594        72,484
    Accrued management fees                              50,257        41,041
    Incentive fees payable                                    -      (121,031)

Net  cash  used  for  operating  activities            (282,461)   (3,717,721)


CASH FLOWS FROM FINANCING ACTIVITIES

  Continuous   offering                               19,238,856   15,388,993
 (Increase)  decrease  in subscriptions receivable    (1,233,166)   1,547,750
  Increase   (decrease)  in  redemptions  payable       (996,749)     464,574
  Redemptions  of  units                              (5,181,426)  (2,387,524)

Net   cash   provided   by  financing  activities     11,827,515   15,013,793


Net increase in cash                                  11,545,054   11,296,072

Balance at beginning of period                        45,997,912   29,593,927

Balance at end of  period                             57,542,966   40,889,999



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

Inc., and Willowbridge Associates Inc. as the trading advisors of

the   Partnership.   The  commodity  broker  for  most   of   the

Partnership's transactions is Dean Witter Reynolds Inc.  ("DWR").

Both  Demeter  and  DWR are wholly owned subsidiaries  of  Morgan

Stanley, Dean Witter, Discover & Co. ("MSDWD").



On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures Inc. ("Carr"), a subsidiary of Credit Agricole

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Indosuez.   Following the sale, Carr became the  counterparty  on

the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Summary of Significant Accounting Policies

Effective August 1, 1997, the flat-rate brokerage fee was reduced from 8.25% per annum to 7.65% per annum.



3.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors  which  may significantly influence the market  value  of

these   contracts,  including  interest  rate   volatility.    At

September 30, 1997 and December 31, 1996, open contracts were:

                              Contract or Notional Amount
                            September 30, 1997      December  31,
1996                                       $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      4,014,000           15,204,000
   Commitments to Sell          2,832,000           28,092,000
   Options Written                      -            5,212,000
 Commodity Futures:
   Commitments to Purchase     53,340,000           36,735,000
   Commitments to Sell          7,737,000           16,911,000
   Options Written              3,969,000            2,126,000
 Foreign Futures:
   Commitments to Purchase     71,635,000           37,389,000
   Commitments to Sell         49,806,000           10,787,000
   Options Written                507,000                    -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase          8,177            1,157,000
   Commitments to Sell            134,000            1,121,000




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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  net  unrealized  gain on open contracts  is  reported  as  a component  of "Equity in Commodity futures trading  accounts"  on the  Statements of Financial Condition and totaled  $857,560  and

$140,355   at   September  30,  1997  and  December   31,   1996,

respectively.   Of  the  $857,560 net  unrealized  gain  on  open

contracts  at  September 30, 1997, $870,697 related to  exchange-

traded  futures contracts and $(13,137) related to  off-exchange-

traded   forward  currency  contracts.   Of  the  $140,355    net

unrealized gain on open contracts at December 31, 1996,  $140,193 related to exchange-traded futures contracts and $162 related  to off-exchange-traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through May  1998 and  December  1997,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December  31, 1996 mature through October 1997  and  January

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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  contracts,  is  required  pursuant   to

regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from its own assets and for the sole benefit of its commodity  customers  all  funds held  by  DWR  with  respect  to exchange-traded futures and options contracts including an amount equal  to  the net unrealized gain on all open futures contracts,

which funds totaled $58,391,997 and $46,138,105 at September  30,

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

Partnership  is  at  risk  to  the  ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole Indosuez, has guaranteed Carr's  obligations  to the Partnership.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                            September  30,   1997
Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 17,830,000        76,569,000
  Options on Financial Futures      16,239,000           639,000
  Commodity Futures                 92,088,000        27,091,000
  Options on Commodity Futures      34,210,000        37,432,000
  Foreign Futures                   81,900,000        33,451,000
  Options on Foreign Futures         5,616,000           575,000
Off-Exchange-Traded
 Currency Contracts                    584,000         1,124,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  losses net of interest income were $601,515. During  the third quarter, the Partnership posted a decrease in Net Asset

Value per Unit.  Losses were recorded during September from short positions  in  S&P  500 Index futures as domestic  equity  prices moved higher.  Additional losses were recorded during August from long  positions in U.S. and European financial futures as  prices in  these  markets declined.  Smaller losses were  recorded  from short-term  price volatility in agricultural futures during  July and  September,  as well as in copper futures during  August  and

July.   These losses were partially offset by gains in currencies

as  short  positions  in the German mark profited  from  a  sharp decline  in  value  relative  to the  U.S.  dollar  during  July.

Additional  gains recorded during August from short positions  in heating  oil  futures and long positions in  cocoa  futures  also helped to mitigate overall Partnership losses during the quarter.

Total  expenses for the quarter were $1,921,201, resulting  in  a net  loss of $2,522,716.  The value of an individual Unit in  the

Partnership decreased from $11.50 at June 30, 1997 to  $11.06  at

September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $6,144,612.

During  the first nine months of the year, the Partnership posted an  increase  in Net Asset Value per Unit.  The most  significant

profits  were  recorded  in  currencies  as  short  German   mark

positions  profited  from a downward move relative  to  the  U.S.

dollar  during  July.   Currency gains were  also  recorded  from

transactions involving the Japanese yen during the first half  of the year. Additional gains were recorded in soft commodities from long cocoa futures positions as cocoa prices moved higher

during  March,  May,  June  and  August.   Smaller  profits  were

recorded  from  trading  energy futures, particularly  crude  and heating  oil futures, during the first half of the year and  from long  zinc and copper futures during January, February  and  May.

These gains were partially offset by losses recorded from trading in  global interest rate futures during January, April, June  and

August.  Smaller losses from trading S&P 500 Index futures during the  second  and third quarter also offset a portion  of  overall

Partnership  gains for the first nine months of the year.   Total

expenses  for the period were $5,365,621 resulting in net  income of  $778,991.  The value of an individual Unit in the Partnership increased from $10.67 at December 31, 1996 to $11.06 at September

30, 1997.



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

During  the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit.  Trading gains during the

first   nine  months  of  the  year  were  offset  by   brokerage

commissions   resulting  in  trading  net   losses.    The   most

significant  of these losses were recorded in the metals  markets as  a  result  of  trendless price movement in most  base  metals

during  the  second  and third quarters of  the  year.   In  soft

commodities,  losses were recorded as a result  of  choppy  price movement in coffee, cocoa and cotton futures during a majority of the first nine months of the year.

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

Dean Witter Parties.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter Spectrum Strategic L.P. ("Spectrum Strategic"); Dean

Witter  Spectrum Technical L.P. ("Spectrum Technical"); and  Dean

Witter   Spectrum   Balanced  L.P.  ("Spectrum   Balanced"   and,

collectively with Spectrum Strategic and Spectrum Technical,  the

"Partnerships")  collectively  registered  10,000,000  Units   of

Limited Partnership Interest ("Units") pursuant to a Registration

Statement  on  Form S-1, which became effective on September  15,

1994  (the  "Registration Statement") (SEC File Number 33-80146).

While  such  Units were not allocated among the  Partnerships  at that  time,  they  were  subsequently allocated  for  convenience

purposes  as  follows:   Spectrum Strategic  4,000,000,  Spectrum

Technical   4,000,000  and  Spectrum  Balanced  2,000,000.    The

Partnerships  registered an additional 20,000,000 Units  pursuant to  a  new  Registration  Statement on  Form  S-1,  which  become effective  on January 31, 1996 (SEC File Number 333-00494);  such units were allocated among the Partnerships as follows:  Spectrum

Strategic  6,000,000, Spectrum Technical 9,000,000  and  Spectrum

Balanced  5,000,000.  The Partnerships registered  an  additional

8,500,000

Units  pursuant to another Registration Statement  on  Form  S-1,

which  become effective on April 30, 1996 (SEC File  Number  333-

3222);  such  Units  were  allocated among  the  Partnerships  as

follows:    Spectrum  Strategic  2,500,000,  Spectrum   Technical

5,000,000   and  Spectrum  Balanced  1,000,000.    The   managing

underwriter for the Partnerships is DWR.



The  "Initial Offering" by the Partnerships, when Units were sold for  $10  each,  commenced on September 15, 1994  and  closed  on

November  2,  1994;  a  "Continuing Offering"  began  thereafter,

during  which Units are being sold at monthly closings as of  the last  day of each month at a price equal to 100% of the Net Asset

Value of a Unit as of the date of such monthly closing.



Through  September  30,  1997,  6,441,211.505  Units  were  sold,

leaving  6,058,788.495 Units unsold as of October 1,  1997.   The

aggregate offering amount registered was $135,880,000, based upon the  offering  prices  of $10 per Unit for  the  4,000,000  Units registered  on  September  15, 1994;  $11.73  per  Unit  for  the

6,000,000  Units registered on January 31, 1996; and  $10.20  per

Unit  for the 2,500,000 Units registered on April 30, 1996.   The

aggregate price of the Units sold through September 30,  1997  is

$68,310,705.



Since  DWR  has  paid all expenses of the Initial and  Continuing

Offerings, and no other expenses are chargeable against proceeds,

100%  of  the proceeds of the offering have been applied  to  the working capital of the Partnership for use in accordance with the

"Use  of Proceeds" section of the Prospectus included as part  of each Registration Statement.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K - None.













































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




                                Dean  Witter  Spectrum  Strategic
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   12,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.