Form 10-Q
period 1998-03-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1998-05-15
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                      DEAN WITTER SPECTRUM STRATEGIC L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782225
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1998 and 1997 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-15


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................16-17

Item 2. Changes in Securities and Use of Proceeds......17-19

Item 5. Other Information................................ 19

Item 6. Exhibits and Reports on Form 8-K..................20

















                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               60,212,474   57,104,003
 Net unrealized gain on open contracts 1,071,318  2,527,613
 Net option premiums                   393,170      322,123

 Total Trading Equity               61,676,962   59,953,739

Subscriptions receivable            2,038,288       833,259
Interest receivable (DWR)             203,088         223,045

 Total Assets                      63,918,338    61,010,043

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 757,392          1,366,164
 Accrued brokerage fees (DWR)        389,370          360,041
 Accrued management fees             203,592          188,257

 Total Liabilities                 1,350,354        1,914,462


Partners' Capital

 Limited Partners (5,659,764.676 and
  5,460,628.572 Units, respectively) 61,926,595    58,482,349
 General Partner (58,619.576 and
  57,258.883 Units, respectively)      641,389        613,232

 Total Partners' Capital          62,567,984       59,095,581

  Total  Liabilities and Partners' Capital    63,918,338      61,
010,043


NET ASSET VALUE PER UNIT              10.94                10.71

        The accompanying footnotes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     3,873,419     3,635,449
         Net     change     in     unrealized         (1,456,295)
5,286,443

      Total Trading Results      2,417,124      8,921,892

 Interest Income (DWR)             620,104          483,943

      Total Revenues             3,037,228      9,405,835


EXPENSES

   Brokerage   fees  (DWR)               1,167,135        966,423
Management fees                      610,266     468,569
    Incentive fees                 -             299,585

    Total Expenses                 1,777,401    1,734,577

NET INCOME                         1,259,827    7,671,258


NET INCOME ALLOCATION

 Limited Partner                   1,246,670   7,591,128
        General        Partner                             13,157
80,130

NET INCOME PER UNIT

                         Limited                         Partners
 .23                                                          1.79
General                                                   Partner
 .23                               1.79



        The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1996   4,229,101.851         $44,645,423           $473,454
$45,118,877

Offering of Units   467,490.212            5,485,719             45,000
5,530,719

Net Income           -                     7,591,128                80,130
7,671,258

Redemptions        (189,043.914)             (2,160,801)                 -
(2,160,801)

Partners' Capital,
 March 31, 1997   4,507,548.149            $55,561,469           $598,584
$56,160,053




Partners Capital,
   December 31, 19975,517,887.455          $58,482,349           $613,232
$59,095,581

Offering of Units   439,810.729            4,834,328             15,000
4,849,328

Net Income            -                    1,246,670             13,157
1,259,827

Redemptions         (239,313.932)            (2,636,752)                 -
(2,636,752)

Partners' Capital,
   March 31, 1998 5,718,384.252            $61,926,595           $641,389
$62,567,984






         The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                         1,259,827                 7
,671,258
Noncash item included in net income:
      Net  change  in  unrealized       1,456,295               (
5,286,443)

(Increase) decrease in operating assets:
    Net option premiums              (71,047)            (41,102)
    Interest receivable (DWR)        19,957              (13,773)

Increase in operating liabilities:
    Accrued brokerage fees (DWR)     29,329              21,774
          Accrued      management      fees                15,335
10,556
           Incentive       fees       payable                   -
299,585

Net  cash  provided  by  operating  activities   2,709,696      2
,661,855


CASH FLOWS FROM FINANCING ACTIVITIES

      Offering  of  Units              4,849,328                5
,530,719
      Increase  in  subscriptions  receivable(1,205,029)        (
2,021,152)
      Decrease  in  redemptions  payable  (608,772)             (
1,190,208)
      Redemptions  of  units          (2,636,752)               (
2,160,801)

Net    cash   provided   by   financing   activities      398,775
158,558


Net   increase  in  cash              3,108,471                 2
,820,413

Balance  at  beginning  of  period   57,104,003                 4
5,997,912

Balance  at  end  of  period         60,212,474                 4
8,818,325


        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM STRATEGIC L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean  Witter  Spectrum

Strategic L.P. (the "Partnership").  The financial statements and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum  Strategic L.P. is a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

forward  and  options  contracts  on  commodities  and  commodity

related   interests,  including  foreign  currencies,   financial

instruments, and physical commodities.  The Partnership is one of the Dean Witter Spectrum Funds, comprised of Dean Witter Spectrum

Balanced  L.P.,  Dean Witter Spectrum Strategic  L.P.,  and  Dean

Witter  Spectrum  Technical L.P.  The  general  partner  for  the

partnership  is Demeter Management Corporation ("Demeter").   The

non-clearing  commodity  broker  is  Dean  Witter  Reynolds  Inc.

("DWR"),   with  an  unaffiliated  broker,  Carr  Futures,   Inc.

("Carr"),  providing  clearing  and  execution  services.    Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean  Witter  &  Co.  ("MSDW").  Demeter  has  retained  Blenheim

Investments, Inc., A. Gary Shilling

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




& Company, Inc. ("Shilling"), and Willowbridge Associates Inc. as

the trading advisors for the Partnership.



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     27,877,000       87,114,000
   Commitments to Sell         86,021,000       69,871,000
   Options Written              4,997,000            -
 Commodity Futures:
   Commitments to Purchase     50,252,000       32,034,000
   Commitments to Sell          7,765,000       24,672,000
   Options Written              4,525,000             -
 Foreign Futures:
   Commitments to Purchase    254,030,000      119,070,000
   Commitments to Sell         11,011,000        5,387,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase           -             748,000
   Commitments to Sell              3,000          748,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,071,318 and

$2,527,613 at March 31, 1998 and December 31, 1997, respectively.



Of  the $1,071,318 net unrealized gain on open contracts at March

31, 1998, $1,071,321 related to exchange-traded futures contracts

and   $(3)   related  to  off-exchange-traded  forward   currency

contracts.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $2,527,613  net unrealized gain  on  open  contracts  at

December  31,  1997,  all was related to exchange-traded  futures contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through June 1999 and

December   1998,   respectively.    Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 1998  and

December  31,  1997 mature through April 1998 and  January  1998,

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

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's  exchange-traded futures and option contracts,  are required pursuant to regulations of the Commodity Futures Trading

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Commission  ("CFTC") to segregate from their own assets  and  for the

sole benefit of their commodity customers, all funds held by them with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open futures and option contracts, which funds totaled $61,283,795 and

$59,631,616   at   March  31,  1998  and   December   31,   1997,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr,  the  sole counterparty on all such contracts, to  perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.



For  the quarter ended March 31, 1998 and December 31, 1997,  the average  fair  value of financial instruments  held  for  trading purposes was as follows:

                                           March 31, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                   72,594,000     55,886,000
  Options on Financial Futures        34,847,000      3,529,000
  Commodity Futures                   40,719,000     12,113,000
  Options on Commodity Futures         4,075,000      3,167,000
  Foreign Futures                    196,160,000      6,653,000
Off-Exchange-Traded
 Currency Contracts                     210,000        271,000

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




                                         December 31, 1997
                                       Assets      Liabilities
                                         $              $

Exchange-Traded Contracts:
  Financial Futures                  30,123,000     70,617,000
  Options on Financial Futures       18,562,000      1,261,000
  Commodity Futures                  80,636,000     24,285,000
  Options on Commodity Futures       27,328,000     28,813,000
  Foreign Futures                    83,507,000     29,983,000
  Options on Foreign Futures          4,320,000        479,000
Off-Exchange-Traded
 Currency Contracts                     507,000        922,000

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

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade in commodity futures contracts, forward contracts,  and other  commodity  interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales  of  additional Units of Limited Partnership in the  future will  affect  the  amount of funds available for  investments  in

subsequent  periods.   As redemptions are at  the  discretion  of

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $3,037,228.

During the first quarter, the Partnership recorded a gain in  Net

Asset  Value per Unit.  The most significant gains were  recorded from  long  European bond futures positions as  prices  in  these

markets   moved  higher  during  a  majority  of   the   quarter.

Additional gains were recorded during March from long  crude  oil futures  positions as oil prices spiked higher late in the  month on  reports of a possible reduction in global output.  In metals,

gains  were recorded during late January and early February  from long  silver futures positions as prices rallied sharply  higher.

Smaller
profits  were recorded during February from trading  soybean  and soybean  product futures.  These gains were partially  offset  by losses  experienced  from long sugar futures positions  as  sugar prices  declined throughout the quarter.  Smaller currency losses

were   recorded  during  February  and  March  from  transactions involving  the German mark as its value moved without  consistent

direction.   Total  expenses  for  the  period  were  $1,777,401,

resulting  in  net  income  of  $1,259,827.   The  value  of   an

individual  Unit  in  the Partnership increased  from  $10.71  at

December 31, 1997 to $10.94 at March 31, 1998.



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

Futures  &  Currency  Management, Inc., MSDW  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated  amended complaint, alleging,  among  other  things,

that   the   defendants   committed  fraud,   deceit,   negligent

misrepresentation,   various   violations   of   the   California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited partnership commodity pools.  Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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

Spectrum  Strategic  4,000,000, Spectrum  Technical  4,000,000  and

Spectrum   Balanced  2,000,000.  The  Partnerships  registered   an

additional   20,000,000  Units  pursuant  to  a  new   Registration

Statement on Form S-1, which became effective on January  31,  1996

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



Through  March  31,  1998, 7,193,802.679 Units were  sold,  leaving

5,306,197.321  Units  unsold as of April 1,  1998.   The  aggregate

offering  amount  registered  was  $135,880,000,  based  upon   the

offering  prices of $10 per Unit for the 4,000,000 Units registered on  September  15,  1994; $11.73 per Unit for the  6,000,000  Units

registered on January 31, 1996; and $10.20 per Unit for the

2,500,000 Units registered on April 30, 1996.  The aggregate  price of the Units sold through March 31, 1998 is $76,398,102.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.



Item 5.  OTHER INFORMATION

On  March  12,  1998,  the Spectrum Funds  filed  Post  Effective

Amendment   No.  4  to  Registration  Statement   on   Form   S-1

(Registration  No.  333-3222) with the  Securities  and  Exchange

Commission,  in order to update and make certain changes.   These

changes include, among other things, a reduction in the brokerage fees  payable  to  DWR  from  7.65%  to  7.25%  annually  of  the

Partnership's Net Assets.



Effective  April 30, 1998, Shilling was terminated as an  advisor

to  the  Partnership.   The assets of the Partnership  previously

allocated  to  Shilling will be allocated to  Stonebrook  Capital

Management Inc. effective June 1, 1998.

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




                                Dean  Witter  Spectrum  Strategic
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.