Form 10-Q
period 1998-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1998-08-14
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26280

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

              DEAN WITTER SPECTRUM STRATEGIC L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the Six Months Ended June 30, 1998 and 1997 (Unaudited)..5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................19

Item 2. Changes in Securities and Use of Proceeds.....19-20

Item 6. Exhibits and Reports on Form 8-K.................21


                 PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                             52,887,085     57,104,003
 Net unrealized gain on open contracts302,846     2,527,613
 Net option premiums                  64,066        322,123

 Total Trading Equity             53,253,997     59,953,739

Subscriptions receivable           1,309,933        833,259
Interest receivable (DWR)            187,769          223,045

 Total Assets                     54,751,699     61,010,043


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,264,516          1,366,164
 Accrued brokerage fees (DWR)        322,564          360,041
 Accrued management fees             172,856          188,257

 Total Liabilities                 1,759,936        1,914,462


Partners' Capital

 Limited Partners (5,870,740.633 and
          5,460,628.572  Units, respectively)  52,434,969   58,48
2,349
 General Partner (62,339.891 and
     57,258.883 Units, respectively)     556,794      613,232

 Total Partners' Capital          52,991,763       59,095,581

 Total Liabilities and Partners' Capital  54,751,699  61,010,043


NET ASSET VALUE PER UNIT                8.93            10.71

          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading loss:
    Realized                     (9,830,185) (1,485,457)
    Net change in unrealized       (768,472) (1,739,827)

      Total Trading Results     (10,598,657) (3,225,284)

 Interest Income (DWR)             576,426       565,576

      Total Revenues            (10,022,231) (2,659,708)


EXPENSES

 Brokerage fees (DWR)            1,044,358   1,151,526
 Management fees                   550,265     558,317

    Total Expenses               1,594,623    1,709,843

NET LOSS                        (11,616,854)  (4,369,551)


NET LOSS ALLOCATION

                         Limited                         Partners
(11,497,259)                   (4,313,037)
                          General                         Partner
(119,595)                    (56,514)

NET LOSS PER UNIT

                         Limited                         Partners
(2.01)
(.96)
                          General                         Partner
(2.01)
(.96)




          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (5,956,766)  2,149,992
    Net change in unrealized     (2,224,767)  3,546,616

      Total Trading Results      (8,181,533)  5,696,608

 Interest Income (DWR)           1,196,530    1,049,519

      Total Revenues             (6,985,003)  6,746,127


EXPENSES

 Brokerage fees (DWR)            2,211,493    2,117,950
 Management fees                 1,160,531    1,026,885
    Incentive fees               -               299,585

    Total Expenses               3,372,024    3,444,420

NET INCOME (LOSS)               (10,357,027)  3,301,707


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
(10,250,589)                                3,278,091
                          General                         Partner
(106,438)                            23,616

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(1.78)                                                .83
                          General                         Partner
(1.78)                                                .83



          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1996   4,229,101.851         $44,645,423           $473,454
$45,118,877

Continuous Offering1,034,601.239           12,017,217            95,000
12,112,217
Net Income            -                    3,278,091             23,616
3,301,707
Redemptions         (335,847.635)          (3,857,338)                   -
(3,857,338)

Partners' Capital,
 June 30, 1997      4,927,855.455          $56,083,393           $592,070
$56,675,463




Partners' Capital,
 December 31, 1997   5,517,887.455         $58,482,349           $613,232
$59,095,581

Continuous Offering 955,534.433            9,595,412             50,000
9,645,412
Net Loss             -                     (10,250,589)          (106,438)
(10,357,027)
Redemptions         (540,341.364)             (5,392,203)               -
(5,392,203)

Partners' Capital,
 June 30, 1998      5,933,080.524          $52,434,969           $556,794
$52,991,763







           The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                (10,357,027)              3
,301,707
Noncash item included in net income (loss):
      Net  change  in  unrealized       2,224,767               (
3,546,616)

 (Increase) decrease in operating assets:
    Net option premiums             258,057              (61,855)
    Interest receivable (DWR)        35,276              (33,412)

 Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     (37,477)            67,702
         Accrued      management      fees               (15,401)
32,825

Net  cash  used  for  operating  activities  (7,891,805)        (
239,649)


CASH FLOWS FROM FINANCING ACTIVITIES

      Increase  in  subscriptions  receivable(476,674)          (
902,423)
      Continuous   offering            9,645,412                1
2,112,217
      Decrease  in  redemptions  payable  (101,648)             (
460,220)
      Redemptions  of  units           (5,392,203)              (
3,857,338)

Net  cash  provided  by  financing  activities    3,674,887     6
,892,236


Net  increase  (decrease)  in  cash   (4,216,918)               6
,652,587

Balance  at  beginning  of  period    57,104,003                4
5,997,912

Balance  at  end  of  period          52,887,085                5
2,650,499




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

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Spectrum  Strategic L.P. is a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

forward  and  options  contracts  on  commodities  and  commodity

related   interests,  including  foreign  currencies,   financial

instruments,  and  physical commodities  (collectively,  "futures interests").  The Partnership is one of the Dean Witter  Spectrum

Series  of  Funds,  comprised  of the  Partnership,  Dean  Witter

Spectrum  Global  Balanced L.P., Dean Witter  Spectrum  Technical

L.P. and Dean Witter Spectrum Select L.P.  The general partner is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker is Dean Witter Reynolds Inc. ("DWR"),  with  an

unaffiliated   clearing  commodity  broker,  Carr  Futures   Inc.

("Carr"),  providing  clearing  and  execution  services.    Both

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean  Witter  &  Co.  ("MSDW").  Demeter  has  retained  Blenheim

Investments,  Inc., Willowbridge Associates Inc.  and  Stonebrook

Capital  Management, Inc. ("Stonebrook") as the trading  advisors for the Partnership.

               DEAN WITTER SPECTRUM STRATEGIC L.P.

Effective   April  30,  1998,  A.  Gary  Shilling  &  Co.,   Inc.

("Shilling") was removed as a trading advisor to the Partnership.

All  assets  formerly  managed  by  Shilling  were  allocated  to

Stonebrook on June 1, 1998.



2.   Summary of Significant Accounting Policies

Effective  June 1, 1998, brokerage fees were reduced to  1/12  of

7.25% of Net Assets as of the first day of the month.



Management  fees are accrued at a rate of 1/12 of 3% of  the  Net

Assets allocated to Stonebrook on the first day of each month.



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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1998  and

December 31, 1997, open contracts were:



                              Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     133,085,000        87,114,000
   Commitments to Sell          41,532,000        69,871,000
 Commodity Futures:
   Commitments to Purchase      51,929,000        32,034,000
   Commitments to Sell          15,549,000        24,672,000
   Options Written               1,153,000            -
 Foreign Futures:
   Commitments to Purchase     166,305,000       119,070,000
   Commitments to Sell          35,948,000         5,387,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase          -                748,000
   Commitments to Sell              15,000           748,000


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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of  Financial  Condition  totaled  $302,846  and

$2,527,613 at June 30, 1998 and December 31, 1997, respectively.



Of the $302,846 net unrealized gain on open contracts at June 30,

1998,  $302,873  related to exchange-traded futures  and  options

contracts  and  $(27)  related  to  off-exchange-traded   forward

currency contracts.



The  $2,527,613 net unrealized gain on open contracts at December

31, 1997 all related to exchange-traded futures contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1998  and  December 31, 1997 mature through  June  1999  and

December   1998,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1998  and

December  31,  1997  mature through July 1998 and  January  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily

basis.   Each  of DWR and Carr, as a futures commission  merchant

for  the Partnership's exchange-traded futures and futures styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal  to the net unrealized gain on all open futures and futures styled  options contracts, which funds, in the aggregate, totaled

$53,189,958  and  $59,631,616 at June 30, 1998 and  December  31,

1997,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed  to  the Partnership, payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                            June 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  80,756,000       56,184,000
  Options on Financial Futures       64,147,000        2,017,000
  Commodity Futures                  41,973,000       13,738,000
  Options on Commodity Futures        4,332,000        3,124,000
  Foreign Futures                   207,445,000       17,506,000
  Options on Foreign Futures          1,351,000            -
Off-Exchange-Traded
 Currency Contracts                     120,000          157,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of limited Partnership interest in  the future  will affect the amount of funds available for  investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses net of interest income of $10,022,231  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses were recorded during April due primarily to  a spike  higher  in the value of the Japanese yen relative  to  the

U.S.  dollar amid optimism regarding the Japanese economy.  As  a result,  losses were recorded from short Japanese  yen  positions established  during  April.  In metals, losses  were  experienced from  long  silver  futures positions as silver  prices  declined

during  May.   In  financial futures, losses were  recorded  from

trading British
interest  rate futures during June as prices moved  in  a  choppy

pattern.   In the commodities markets, losses were recorded  from

long  crude  oil  futures  positions as oil  prices  moved  lower

throughout  a  majority  of  the quarter.   Smaller  losses  were

recorded  from  long positions in lumber futures during  May  and from  long soybean meal futures during April.  A portion  of  the

Partnership's  overall losses was offset by gains  recorded  from long  positions in German and French bond futures  as  prices  in these  markets moved higher throughout a majority of the quarter.

Smaller gains recorded during April and early May from long cocoa

futures  positions also helped to mitigate these  losses.   Total

expenses   for  the  three  months  ended  June  30,  1998   were

$1,594,623, resulting in a net loss of $11,616,854.  The value of an  individual Unit in the Partnership decreased from  $10.94  at

March 31, 1998 to $8.93 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  losses net of interest income of  $6,985,003  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses were recorded in currencies from transactions involving  the German mark as its value moved without  consistent direction  during February and March.  Losses were also  recorded from  short positions in the German mark during April and May  as its  value  increased  relative to the  U.S.  dollar.  Additional currency  losses  were experienced from short  positions  in  the

Japanese yen as the value of the yen reversed higher during April in reaction to a proposed economic stimulus plan for Japan.

In  soft  commodities, losses were experienced  from  long  sugar futures  positions  as  sugar prices moved lower  throughout  the first quarter.  Smaller losses were recorded in metals from  long silver futures positions as silver prices declined sharply during

May.  A portion of these losses was offset by gains recorded from long European bond and stock index futures positions as prices in these markets moved higher during a majority of the first half of the year.  Additional gains were recorded in agricultural futures from trading soybean and soybean products during February.  Total expenses  for the six months ended June 30, 1998 were $3,372,024,

resulting  in  a  net  loss  of $10,357,027.   The  value  of  an

individual  Unit  in  the Partnership decreased  from  $10.71  at

December 31, 1997 to $8.93 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income of  $2,659,708  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded  throughout the quarter from short-term price volatility in  European  and Japanese bond futures. Additional  losses  were recorded  during  April  from short U.S.  interest  rate  futures positions  as  U.S. bond prices moved higher after  moving  lower

previously.   In stock index futures, losses were  recorded  from

trading S&P 500 and Hang Seng Index futures during April and May.

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

Total  expenses  for the three months ended June  30,  1997  were

$1,709,843, resulting in a net loss of $4,369,551.  The value  of an  individual Unit in the Partnership decreased from  $12.46  at

March 31, 1997 to $11.50 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $6,746,127

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded from long cocoa futures positions as  prices  moved  sharply higher during  March,  May  and  June.

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

April  and  June.  Smaller losses were recorded in  global  stock index  futures  from trading S&P 500 and Hang Seng Index  futures during  the  second quarter.  Total expenses for the  six  months ended  June 30, 1997 were $3,444,420 resulting in net  income  of

$3,301,707.   The value of an individual Unit in the  Partnership

increased from $10.67 at December 31, 1996 to $11.50 at June  30,

1997.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Technical  L.P.  ("Spectrum

Technical"),   and  Dean  Witter  Spectrum  Global  Balanced   L.P.

("Spectrum  Global Balanced" and, collectively with the Partnership

and   Spectrum   Technical,  the  "Spectrum  Series")  collectively

registered   10,000,000  Units  of  Limited  Partnership   Interest

("Units")  pursuant to a Registration Statement on Form S-1,  which became  effective on September 15, 1994 (SEC File Number 33-80146).

While  such Units were not allocated among the Spectrum  Series  at

that   time,  they  were  subsequently  allocated  for  convenience purposes  as follows: the Partnership 4,000,000, Spectrum Technical

4,000,000  and  Spectrum  Global Balanced 2,000,000.  The  Spectrum

Series  collectively  registered  an  additional  20,000,000  Units pursuant to a new Registration Statement on Form S-1, which  became effective  on  January 31, 1996 (SEC File Number  333-00494);  such units  were  allocated among the Spectrum Series  as  follows:  the

Partnership  6,000,000, Spectrum Technical 9,000,000  and  Spectrum

Global  Balanced  5,000,000.  The  Spectrum  Series  registered  an

additional   8,500,000  Units  pursuant  to  another   Registration

Statement  on  Form S-1, which become effective on April  30,  1996

(SEC  File  Number 333-3222); such Units were allocated  among  the

Spectrum  Series  as follows:  The Partnership 2,500,000,  Spectrum

Technical 5,000,000 and Spectrum

Global  Balanced  1,000,000.   The  managing  underwriter  for  the

Spectrum Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  June  30,  1998, 7,705,806.068 Units  were  sold,  leaving

4,794,193.932 Units unsold as of July 1, 1998.  The aggregate price of the Units sold through June 30, 1998 is $81,159,186.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K - No such reports have been filed for the quarter ended June 30, 1998.

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




                                Dean  Witter  Spectrum  Strategic
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.