Form 10-Q
period 1998-09-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1998-11-16
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997.........................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)...................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1998 and 1997
     (Unaudited)...............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...................6

        Notes to Financial Statements (Unaudited)..............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations......13-20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................21

Item 2. Changes in Securities and Use of Proceeds..........21-22

Item 6. Exhibits and Reports on Form 8-K......................22






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               59,350,791   57,104,003
 Net unrealized gain on open contracts 7,003,461  2,527,613
 Net option premiums                    22,399         322,123

 Total Trading Equity              66,376,651    59,953,739

Subscriptions receivable               674,039         833,259
Interest receivable (DWR)             192,304       223,045

 Total Assets                      67,242,994    61,010,043

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                1,070,142       1,366,164
 Accrued brokerage fees (DWR)         334,525          360,041
 Accrued management fees              180,275       188,257
 Incentive fees payable                178,429           -

 Total Liabilities                   1,763,371    1,914,462


Partners' Capital

 Limited Partners (5,752,620.053 and
  5,460,628.572 Units, respectively)  64,777,642 58,482,349
 General Partner (62,339.891 and
  57,258.883 Units, respectively)      701,981       613,232

 Total Partners' Capital           65,479,623    59,095,581

  Total  Liabilities and Partners' Capital    67,242,994    61,01
0,043


NET ASSET VALUE PER UNIT                11.26              10.71

          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)






                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          8,082,719     1,598,983
Net change in unrealized           6,700,615  (2,829,411)

      Total Trading Results       14,783,334 (1,230,428)

 Interest Income (DWR)               535,743     628,913

      Total Revenues              15,319,077      (601,515)


EXPENSES

   Brokerage   fees   (DWR)                  958,070    1,187,561
Management fees                      514,836    606,131
    Incentive fees                   178,428      127,509

    Total Expenses                 1,651,334   1,921,201

NET INCOME (LOSS)                 13,667,743  (2,522,716)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 13,522,556 (2,507,603)
    General Partner                  145,187    (15,113)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
2.33                          (.44)
                            General                       Partner
2.33                          (.44)

          The accompanying notes are an integral part of these financial statements.


              DEAN WITTER SPECTRUM  STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                          2,125,953      3,748,975
Net change in unrealized           4,475,848      717,205

      Total Trading Results        6,601,801    4,466,180

 Interest Income (DWR)             1,732,273    1,678,432

      Total Revenues               8,334,074     6,144,612


EXPENSES

 Brokerage fees (DWR)              3,169,563   3,305,511
 Management fees                   1,675,367   1,633,015
 Incentive fees                      178,428      427,095

      Total Expenses               5,023,358    5,365,621

NET INCOME                         3,310,716       778,991


NET INCOME ALLOCATION

 Limited Partners                  3,271,967     770,488
 General Partner                      38,749       8,503

NET INCOME PER UNIT

                         Limited                         Partners
 .55                                      .39
                          General                         Partner
 .55                                      .39



          The accompanying notes are an integral part of these financial statements.

              DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   4,229,101.851         $44,645,423           $473,454
$45,118,877

Continuous Offering  1,640,719.535         19,108,856            130,000
19,238,856

Net Income           -                     770,488       8,503        778,991

Redemptions         (448,952.022)            (5,181,426)                  -
(5,181,426)

Partners' Capital
 September 30, 1997     5,420,869.364       $59,343,341             $611,957
$59,955,298




Partners' Capital
 December 31, 1997   5,517,887.455         $58,482,349           $613,232
$59,095,581

Continuous Offering1,196,114.812           11,881,056            50,000
11,931,056

Net Income           -                     3,271,967             38,749
3,310,716

Redemptions         (899,042.323)            (8,857,730)                  -
(8,857,730)

Partners' Capital
 September 30, 1998  5,814,959.944         $64,777,642           $701,981
$65,479,623







           The accompanying notes are an integral part of these financial statements.




              DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income:                      3,310,716              778,991
Noncash item included in net income:
      Net  change  in  unrealized       (4,475,848)             (
717,205)

(Increase) decrease in operating assets:
      Net  option  premiums              299,724                (
429,165)
    Interest receivable (DWR)        30,741              (37,933)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     (25,516)            72,594
    Accrued management fees           (7,982)            50,257
          Incentive      fees      payable                178,429
-

Net    cash    used    for   operating   activities     (689,736)
(282,461)


CASH FLOWS FROM FINANCING ACTIVITIES

      Continuous   offering           11,931,056                1
9,238,856
      (Increase)   decrease  in  subscriptions  receivable159,220
(1,233,166)
      Decrease  in  redemptions  payable  (296,022)             (
996,749)
         Redemptions      of      units               (8,857,730)
(5,181,426)

Net   cash   provided   by   financing  activities      2,936,524
11,827,515

Net   increase  in  cash               2,246,788                1
1,545,054

Balance  at  beginning  of  period    57,104,003                4
5,997,912

Balance  at  end  of  period          59,350,791                5
7,542,966


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

Series  of  Funds,  comprised  of the  Partnership,  Dean  Witter

Spectrum  Global  Balanced L.P., Dean Witter  Spectrum  Technical

L.P. and Dean Witter Spectrum Select L.P.  The general partner is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker  is  Dean  Witter  Reynolds  Inc.  ("DWR"),  an affiliate  of  Demeter.  The clearing commodity  broker  is  Carr

Futures Inc. ("Carr"), providing clearing and execution services.

Both  Demeter  and  DWR are wholly-owned subsidiaries  of  Morgan

Stanley  Dean  Witter  &  Co.  ("MSDW").   Demeter  has  retained

Blenheim  Investments,  Inc., Willowbridge  Associates  Inc.  and

Stonebrook Capital Management, Inc. ("Stonebrook"), (the "Trading

Advisors"), as the trading advisors

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for the Partnership.



Effective   April  30,  1998,  A.  Gary  Shilling  &  Co.,   Inc.

("Shilling") was removed as a Trading Advisor to the Partnership.

All  assets  formerly  managed  by  Shilling  were  allocated  to

Stonebrook on June 1, 1998.



2.   Summary of Significant Accounting Policies

Effective  June 1, 1998, brokerage fees were reduced to  1/12  of

7.25%  (7.25% annually) of Net Assets as of the first day of  the month.



Stonebrook is paid a monthly management fee equal to 1/12  of  3%

(a  3% annual rate) of the Net Assets allocated to Stonebrook  on the first day of each month.



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


4.  Financial Instruments

The Partnership trades futures, options and forward contracts in

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


interest rates, stock indices, commodities and currencies.

Futures,  options  and forwards represent contracts  for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1998  and

December 31, 1997, open contracts were:

                                 Contract or Notional Amount
                            September 30, 1998  December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       522,161,000      87,114,000
   Commitments to Sell            22,866,000      69,871,000
   Options Written                 1,131,000           -
 Commodity Futures:
   Commitments to Purchase        68,536,000      32,034,000
   Commitments to Sell            29,530,000      24,672,000
   Options Written                 1,600,000           -
 Foreign Futures:
   Commitments to Purchase       258,783,000     119,070,000
   Commitments to Sell            25,369,000       5,387,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase             -             748,000
   Commitments to Sell             1,350,000         748,000

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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $7,003,461 and

$2,527,613  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $7,003,461  net unrealized gain  on  open  contracts  at

September 30, 1998, $7,006,094 related to exchange-traded futures and options contracts and $(2,633) related to off-exchange-traded forward currency contracts.



The  $2,527,613 net unrealized gain on open contracts at December

31, 1997 all related to exchange-traded futures contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through  December

1999   and   December  1998,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  1998  and December 31, 1997 mature through October 1998  and

January 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty non-performance.  The credit risk associated with

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


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

$66,356,885  and $59,631,616 at September 30, 1998  and  December

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

               DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 136,904,000      50,858,000
  Options on Financial Futures       46,604,000       1,525,000
  Commodity Futures                  45,908,000      16,688,000
  Options on Commodity Futures        3,561,000       2,347,000
  Foreign Futures                   233,789,000      21,643,000
  Options on Foreign Futures          1,410,000           -
Off-Exchange-Traded
 Currency Contracts                      84,000         512,000


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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limit."  Pursuant to such regulations, during a single trading day no trades may be executed at prices beyond the daily  limit.  If the price of a particular futures interest  has increased  or  decreased by an amount equal to the  daily  limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges  and  sales of additional Units of Limited  Partnership

Interest will affect the amount of funds available for investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$15,319,077 and posted an increase in Net Asset Value  per  Unit.

The   most  significant  gains  were  recorded  during  September primarily from long positions in U.S., European, and particularly

German interest
rate  futures  as both domestic and European bond  prices  pushed sharply  higher  due to a flight-to-quality by investors  seeking

"safety"  from  the recent global economic uncertainty.   In  the

energy   markets,  long  crude  oil  futures  positions  produced

additional gains during September as oil prices increased due  to shrinking  supplies and fear that Hurricane Georges would  reduce production  in the Gulf of Mexico.  These gains mitigated  losses incurred  during  July and August in this market  as  oil  prices declined amid speculation that OPEC would not follow through with

a   production  cut  in  the  near  future.   A  portion  of  the

Partnership's overall gains was offset by losses recorded in  the soft  commodities  markets from long cocoa futures  positions  as cocoa  prices  moved lower throughout a majority of the  quarter.

Cocoa  prices reached 18-month lows during September amid selling

pressure   by   Ghanaian  producers.   Additional   losses   were

experienced  in the agricultural markets from long  positions  in soybean,  soybean  products  and corn  futures  as  grain  prices steadily  declined  throughout the quarter on reports  of  strong

crops  and  lower  demand  from overseas.   Smaller  losses  were

recorded in the metals markets during July from short copper  and aluminum futures positions as base metals prices reversed  higher early  in  the month.  Total expenses for the three months  ended

September  30, 1998 were $1,651,334, resulting in net  income  of

$13,667,743.  The value of an individual Unit in the  Partnership increased from $8.93 at June 30, 1998 to $11.26 at September  30,

1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$8,334,074  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded from long German  bond futures positions as prices moved higher during a majority of the first  half  of the year coupled with a sharp push higher  during the  third quarter.  Likewise, long  positions in other  European and  U.S.  interest rate futures contributed additional gains  in the  financial  futures  sector as  investors  flocked  to  these

perceived   safe   investments  amid   economic   and   political

instability worldwide during August and September.  A portion  of the Partnership's overall gains was offset by losses incurred  in the  soft  commodities and currency markets.  Long sugar  futures

positions  resulted  in  losses  as  sugar  prices  moved   lower

throughout the first quarter.  Trading in the Japanese  yen  also

resulted   in  year-to-date  losses,  particularly   from   short

positions held during early April as the value of the yen  spiked

suddenly   higher  versus  the  U.S.  dollar  amid  new  optimism

regarding the Japanese economic stimulus package.  In the  metals markets, smaller losses were experienced from long silver futures

positions as silver prices declined sharply during May.   In  the

agricultural  markets, long grain futures positions  held  during the  third quarter incurred losses as prices declined on news  of increasing  supplies amid decreasing demand, returning previously recorded  gains  in  this sector.  Total expenses  for  the  nine months ended September 30, 1998 were $5,023,358, resulting in net income of $3,310,716.  The value of an individual Unit in the

Partnership increased from $10.71 at December 31, 1997 to $11.26 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded total trading losses net of interest income of $601,515,

and  posted a decrease in Net Asset Value per Unit.  Losses  were recorded  during September from short positions in S&P 500  Index

futures  as  domestic  equity prices  moved  higher.   Additional

losses  were recorded during August from long positions  in  U.S.

and  European  financial  futures  as  prices  in  these  markets

declined.   Smaller  losses were recorded from  short-term  price

volatility in agricultural futures during July and September,  as well  as in copper futures during August and July.  These  losses were  partially offset by gains in currencies as short  positions in  the  German  mark  profited from a  sharp  decline  in  value

relative  to  the  U.S.  dollar during  July.   Additional  gains

recorded  during  August  from short  positions  in  heating  oil futures  and  long  positions in cocoa  futures  also  helped  to

mitigate  overall Partnership losses during the  quarter.   Total

expenses  for  the  three months ended September  30,  1997  were

$1,921,201, resulting in a net loss of $2,522,716.  The value  of an  individual Unit in the Partnership decreased from  $11.50  at

June 30, 1997 to $11.06 at September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$6,144,612, and posted an increase in Net Asset Value per Unit.

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

Partnership  gains for the first nine months of the year.   Total

expenses  for  the  nine  months ended September  30,  1997  were

$5,365,621 resulting in net income of $778,991.  The value of  an individual  Unit  in  the Partnership increased  from  $10.67  at

December 31, 1996 to $11.06 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom it has a material relationship do not properly process and calculate date-related information and data concerning dates on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided to the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and the Trading Advisors, Demeter intends to monitor their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Advisors or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading in certain currencies and thereby limit their ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Technical  L.P.  ("Spectrum

Technical"),   and  Dean  Witter  Spectrum  Global  Balanced   L.P.

("Spectrum  Global  Balanced") collectively  registered  10,000,000

Units  of  Limited  Partnership Interest ("Units")  pursuant  to  a

Registration  Statement  on  Form S-1, which  became  effective  on

September  15, 1994 (SEC File Number 33-80146).  While  such  Units were  not  allocated  to  the Partnership, Spectrum  Technical  and

Spectrum  Global  Balanced  at that time,  they  were  subsequently allocated  for  convenience purposes as  follows:  the  Partnership

4,000,000,   Spectrum  Technical  4,000,000  and  Spectrum   Global

Balanced  2,000,000.   The  Partnership,  Spectrum  Technical   and

Spectrum  Global  Balanced  collectively registered  an  additional

20,000,000 Units pursuant to a new Registration Statement on Form S-

1, which became effective on January 31, 1996 (SEC File Number 333-

00494);  such  units  were allocated to the  Partnership,  Spectrum

Technical  and Spectrum Global Balanced as follows: the Partnership

6,000,000,   Spectrum  Technical  9,000,000  and  Spectrum   Global

Balanced   5,000,000.  The  Partnership,  Spectrum  Technical   and

Spectrum  Global  Balanced  collectively registered  an  additional

8,500,000 Units pursuant to another Registration Statement on  Form

S-1, which become effective on April 30, 1996 (SEC File Number 333-

3222);  such  Units  were  allocated to the  Partnership,  Spectrum

Technical and Spectrum Global

Balanced as follows:  The Partnership 2,500,000, Spectrum Technical

5,000,000  and  Spectrum Global Balanced 1,000,000.   The  managing

underwriter for the Spectrum Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  September 30, 1998, 7,946,386.447 Units were sold, leaving

4,553,613.553  Units unsold as of October 1, 1998.   The  aggregate

price of the Units sold through September 30, 1998 is $83,460,040.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Use of Proceeds" section of the Prospectus included as part of each Registration Statement.


Item 6.   Exhibits and Reports on Form 8-K

Reports  on Form 8-K - No reports have been filed for the quarter ended September 30, 1998.

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




                                Dean  Witter  Spectrum  Strategic
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 16, 1998              By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.