Form 10-Q
period 1999-03-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1999-05-13
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26280

          MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
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

Dean Witter Spectrum Strategic L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1999


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1999 and 1998 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .17-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................   29

Item 2. Changes in Securities and Use of Proceeds......29-30

Item 6. Exhibits and Reports on Form 8-K..................30









                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            69,838,869     63,919,054
 Net unrealized gain on open contracts 5,035,723   5,299,335
 Net option premiums               (480,258)        225,646

      Total Trading Equity       74,394,334     69,444,035

Subscriptions receivable          1,353,393      1,796,051
Interest receivable (DWR)           226,509         205,247

        Total Assets              75,974,236    71,445,333

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 735,812       398,976
 Accrued brokerage fees (DWR)        426,135       405,606
 Accrued management fees             234,351        218,976

      Total Liabilities            1,396,298     1,023,558

Partners' Capital

  Limited Partners (6,136,487.126 and
   6,031,262.407 Units, respectively)73,747,539 69,671,636
 General Partner (69,097.028 and
   64,937.294 Units, respectively)     830,399      750,139

 Total Partners' Capital            74,577,938  70,421,775

 Total Liabilities and Partners' Capital  75,974,236  71,445,333


NET ASSET VALUE PER UNIT                 12.02           11.55

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                        5,490,705       3,873,419
Net change in unrealized           (263,612)    (1,456,295)
      Total Trading Results      5,227,093    2,417,124
 Interest Income (DWR)             621,201         620,104
      Total Revenues             5,848,294      3,037,228

EXPENSES

   Brokerage   fees  (DWR)             1,265,457        1,167,135
Incentive fees                   1,012,167       -
 Management fees                   686,283         610,266
      Total Expenses             2,963,907       1,777,401

NET INCOME                       2,884,387       1,259,827

NET INCOME ALLOCATION

   Limited   Partners                  2,854,127        1,246,670
General Partner                     30,260         13,157
NET INCOME PER UNIT

                         Limited                         Partners
 .47                                                           .23
General                                                   Partner
 .47                                 .23

          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners Capital,
   December 31, 19975,517,887.455          $58,482,349           $613,232
$59,095,581

Offering of Units   439,810.729            4,834,328             15,000
4,849,328

Net Income            -                    1,246,670             13,157
1,259,827

Redemptions         (239,313.932)            (2,636,752)                 -
(2,636,752)

Partners' Capital,
   March 31, 1998 5,718,384.252            $61,926,595           $641,389
$62,567,984





Partners Capital,
   December 31, 19986,096,199.701          $69,671,636           $750,139
$70,421,775

Offering of Units     270,751.838          3,155,264      50,000      3,205,264

Net Income              -                  2,854,127      30,260      2,884,387

Redemptions         (161,367.385)             (1,933,488)                 -
(1,933,488)

Partners' Capital,
   March 31, 1999   6,205,584.154          $73,747,539           $830,399
$74,577,938





           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                         2,884,387                 1
,259,827                                          Noncash    item
included in net income:
      Net  change  in  unrealized         263,612               1
,456,295
(Increase) decrease in operating assets:
    Net option premiums             705,904              (71,047)
Interest receivable (DWR)            (21,262)            19,957
Increase in operating liabilities:
     Accrued brokerage fees (DWR)     20,529               29,329
Accrued        management        fees                      15,375
15,335
Net    cash    provided   by   operating   activities   3,868,545
2,709,696

CASH FLOWS FROM FINANCING ACTIVITIES

      Offering  of  Units              3,205,264                4
,849,328
(Increase)   decrease   in   subscriptions   receivable   442,658
(1,205,029)
Increase   (decrease)  in  redemptions  payable336,836          (
608,772)
Redemptions        of       units                     (1,933,488)
(2,636,752)

Net   cash   provided   by   financing  activities      2,051,270
398,775
Net   increase  in  cash               5,919,815                3
,108,471
Balance      at      beginning     of     period       63,919,054
57,104,003
Balance      at      end     of     period             69,838,869
60,212,474


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum  Strategic L.P. (formerly, Dean Witter  Spectrum

Strategic  L.P.)  (the "Partnership").  The financial  statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1998 Annual Report on Form 10-K.



1.  Organization - Morgan Stanley Dean Witter Spectrum  Strategic

L.P.  is  a  limited  partnership  organized  to  engage  in  the speculative trading of futures, forward and options contracts  on commodities  and commodities-related interests including  foreign

currencies,   financial  instruments,  and  physical  commodities

(collectively, "futures interests").  The Partnership is  one  of

the   Morgan  Stanley  Dean  Witter  Spectrum  Series  of  funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Global   Balanced  L.P.,  Morgan  Stanley  Dean  Witter  Spectrum

Technical  L.P.  and Morgan Stanley Dean Witter  Spectrum  Select

L.P.  The  general  partner  is  Demeter  Management  Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries of Morgan Stanley Dean

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Witter  &  Co. ("MSDW").  The Trading Advisors to the Partnership

are  Blenheim Investments, Inc., Willowbridge Associates Inc. and

Stonebrook     Capital    Management,    Inc.     ("Stonebrook"),

(collectively, the "Trading Advisors").  March 4, 1999 Stonebrook

was  terminated  as  a Trading Advisor and will  be  replaced  by

Allied  Irish Capital Management effective May 1, 1999.  For  the period  March  4  through  April 30,  1999  the  Partnership  was credited  with  interest income on 100% of  the  assets  formerly allocated to Stonebrook and was charged no fees on such assets.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



3.  Financial Instruments

The Partnership trades futures, forward and options contracts  on commodities  and commodities-related interests including  foreign

currencies,   financial  instruments  and  physical  commodities.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the contracts.  There are numerous factors which may significantly

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




influence the market value of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $5,035,723 and

$5,299,335 at March 31, 1999 and December 31, 1998, respectively.

Of  the $5,035,723 net unrealized gain on open contracts at March

31, 1999, $5,035,469 related to exchange-traded futures contracts

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




and   $254   related  to  off-exchange-traded  forward   currency

contracts.



The  entire  $5,299,335 net unrealized gain on open contracts  at

December 31, 1998 related to exchange-traded futures contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through June 2000 and

March  2000,  respectively. Off-exchange-traded forward  currency contracts  held  by  the  Partnership at March  31,  1999  mature through April 1999.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required,

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from their own assets,  and  for the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $74,874,338 and

$69,218,389   at   March  31,  1999  and   December   31,   1998,

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

Interest  ("Unit(s)") will affect the amount of  funds  available for investment in futures interests in subsequent periods.  Since they  are  at  the  discretion of Limited  Partners,  it  is  not possible  to  estimate the amount and therefore,  the  impact  of future redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $5,848,294

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  were  recorded during  March  in  the  energy markets from long crude oil positions as prices climbed to  their highest  level  since October 1st.  This strong  upward  move  in energy  prices  was  largely attributed to confirmation  of  OPEC production cuts and supply concerns caused by an explosion at a

U.S.  refinery.   In  the global interest rate  futures  markets,

gains were recorded during February from short U.S. interest rate futures  positions  as  prices dropped  in  reaction  to  Federal

Reserve  Chairman  Alan  Greenspan's  warnings  in  Congressional testimony  that  a strong economy could reignite inflation,  thus

increasing  the  prospects  of an interest  rate  hike.   In  the

currency markets, gains were recorded during January and February from  short  positions in the euro as the  value  of  the  common

European  currency  fell  versus the  U.S.  dollar.   The  euro's

weakness  against  the dollar was attributed to  fears  that  the

European  Central  Bank  may cut interest  rates  amid  a  recent economic  slowdown in that region.  A portion of these gains  was offset  by losses recorded during January from long Japanese  yen positions after an intervention by the Bank of Japan boosted  the

U.S.  dollar against the yen and helped ease concerns  about  the impact  of  a strong yen on Japanese exports.  Losses  were  also recorded  in  March  from newly established  short  Japanese  yen positions  as  the  value of the yen increased  versus  the  U.S.

dollar amid new signs that Japan's economy may be on the mend and

speculation that Japanese interest rates may soon rise.   In  the

global  stock  index  futures markets,  losses  were  experienced during March from short S&P 500 Index futures positions as equity prices  increased  in reaction to Wall Street  reaching  a  major milestone  during mid-March, as the Dow Jones Industrial  Average hit  10,000 for the first time.  In soft commodities, losses were experienced throughout a majority of the quarter from long  cocoa futures  positions as prices hit new contract  lows  during  mid-

February on an overabundance of speculative sales.  Total
expenses  for  the  three  months  ended  March  31,  1999   were

$2,963,907, resulting in net income of $2,884,387.  The value  of a  Unit  increased from $11.55 at December 31, 1998 to $12.02  at

March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $3,037,228

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains were recorded from long European bond  futures positions  as  prices  in these markets  moved  higher  during  a majority  of the quarter.  Additional gains were recorded  during

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

These gains were partially offset by losses experienced from long sugar  futures positions as sugar prices declined throughout  the quarter.  Smaller currency losses were recorded  during  February and  March  from transactions involving the German  mark  as  its value moved without consistent direction. Total expenses for  the three  months ended March 31, 1998 were $1,777,401, resulting  in net  income  of  $1,259,827.  The value of a Unit increased  from

$10.71 at December 31, 1997 to $10.94 at March 31, 1998.

Year 2000 Problem

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies  and thereby limits its ability to take  advantage  of potential market opportunities that might otherwise have existed had separate currencies been available to trade. This could adversely affect the performance results of the Partnership.



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and the Partnership's cash flow, as profits and losses on open positions of exchange-traded futures interests are settled daily through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $74 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (1.97)%

     Currency                      (2.40)

     Equity                        (1.53)

      Commodity                         (0.69)

      Aggregate Value at Risk      (2.97)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is the speculative trading of primarily futures interests, the
composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (3.75)%   (0.31)%   (2.44)%

Currency                           (2.40)    (0.07)    (1.23)

Equity                             (1.62)    (0.23)    (1.05)

Commodity                          (1.44)    (0.46)    (0.98)

Aggregate Value at Risk            (5.04)%   (0.58)%   (3.15)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The
foregoing  VaR  tables,  as well as the  past  performance  of  the

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

80%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

United  States  and  the other G-7 countries.  Demeter  anticipates that G-7 interest rates will remain the primary market exposure  of

the  Partnership  for  the  foreseeable  future.   The  changes  in

interest  rates  which have the most effect on the Partnership  are changes in long-term, as opposed to short-term, rates.  Most of the speculative future positions held by the Partnership are in medium-

to-long term
instruments.   Consequently, even a material change  in  short-term

rates  would have little effect on the Partnership were the medium-

to-long term rates to remain steady.

     Currency.   The Partnership's currency exposure is to exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs. These fluctuations are influenced by interest  rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the  U.S.

dollar.   However, the Partnership's major exposures have typically

been  in  the  dollar/euro, dollar/yen and  dollar/mark  positions.

Demeter  does  not  anticipate  that  the  risk  profile   of   the

Partnership's  currency  sector will change  significantly  in  the future,  although  it  is difficult at this point  to  predict  the effect  of  the  introduction of the Euro on the Trading  Advisors'

currency trading strategies.

      Equity.    The  Partnership's primary equity exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures  were  in the S&P 500, Nikkei (Japan) and  DAX  (Germany)

stock indices.  Demeter anticipates little, if any, trading in non-

G-7  stock  indices.  The Partnership is primarily exposed  to  the risk  of adverse price trends or static markets in the major  U.S.,

European and Japanese indices.  (Static markets would not cause
major   market  changes  but  would  make  it  difficult  for   the

Partnership to avoid being "whipsawed" into numerous small losses).

        Commodity.

     Metals. The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver.  Although certain  of the  Trading Advisors will from time to time trade base metals such as  aluminum,  copper, and zinc, the principal market exposures  of the Partnership have consistently been in the precious metals, gold

and   silver.   The  Trading  Advisors'  gold  trading   has   been

increasingly  limited  due  to  the long-lasting  and  mainly  non-

volatile  decline in the price of gold over the last  10-15  years.

However, silver prices have remained volatile over this period, and the  Trading  Advisors  have from time to  time  taken  substantial positions  as they have perceived market opportunities to  develop.

Demeter  anticipates that gold and silver will remain  the  primary metals market exposure for the Partnership.

      Soft  Commodities  and Agriculturals.      The  Partnership's

primary  commodities exposure is to fluctuations in  the  price  of soft  commodities  and  agriculturals,  which  are  often  directly

affected  by  severe  or unexpected weather conditions.   Soybeans,

sugar,  and  wheat  accounted  for  the  substantial  bulk  of  the

Partnership's  commodities exposure as  of  March  31,  1999.   The

Partnership  has market exposure to live cattle.  However,  Demeter anticipates that the Trading Advisors will maintain an emphasis  on

soybeans,   sugar,  and  wheat,  in  which  the   Partnership   has

historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership at March 31, 1999:



Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency balances are in euros, Japanese yen, German mark, Canadian and  Australian dollars.  The Partnership controls the  non-trading risk  of these balances by regularly converting these balances back into U.S. dollars at varying intervals, depending upon such factors as size, volatility, etc.



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

Partnership's  non-trading instruments, cash,  which  is  the  only

Partnership investment directed by Demeter, rather than the Trading

Advisors.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Technical L.P.

("Spectrum  Technical")  and Morgan Stanley  Dean  Witter  Spectrum

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

1, which became effective on January 31, 1996 (SEC File Number 333-

00494);  such  units  were allocated to the  Partnership,  Spectrum

Technical and Spectrum Global Balanced as follows:  The Partnership

6,000,000,   Spectrum  Technical  9,000,000  and  Spectrum   Global

Balanced 5,000,000.

The  Partnership, Spectrum Technical and Spectrum  Global  Balanced

collectively registered an additional 8,500,000 Units  pursuant  to another  Registration Statement on Form S-1, which became effective on  April  30,  1996 (SEC File Number 333-3222);  such  Units  were allocated  to  the  Partnership, Spectrum  Technical  and  Spectrum

Global  Balanced  as follows:  The Partnership 2,500,000,  Spectrum

Technical  5,000,000 and Spectrum Global Balanced  1,000,000.   The

managing underwriter for the Spectrum Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  March  31,  1999, 8,624,512.177 Units were  sold,  leaving

3,875,487.823  Units  unsold as of April 1,  1999.   The  aggregate

price of the Units sold through March 31, 1999 is $91,532,397.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.


Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.

          (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

May 14, 1999                By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.