Form 10-Q
period 1999-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1999-08-13
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998....................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the Six Months Ended June 30, 1999 and 1998 (Unaudited)..5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.12-20

Item 3. Quantitative and Qualitative Disclosures about

Market Risk ..................................21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................33

Item 2. Changes in Securities and Use of Proceeds.....33-34

Item 6. Exhibits and Reports on Form 8-K.................34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             70,737,978     63,919,054
 Net unrealized gain on open contracts10,583,927  5,299,335
 Net option premiums                 795,037        225,646

      Total Trading Equity        82,116,942     69,444,035

Subscriptions receivable           1,251,434      1,796,051
Interest receivable (DWR)            211,746          205,247

      Total Assets                83,580,122     71,445,333


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 513,825          398,976
 Accrued brokerage fees (DWR)        405,118          405,606
 Accrued management fees             216,820          218,976

      Total Liabilities            1,135,763        1,023,558

Partners' Capital

 Limited Partners (6,300,903.918 and
          6,031,262.407  Units, respectively)  81,550,064   69,67
1,636
 General Partner (69,097.028 and
     64,937.294 Units, respectively)      894,295       750,139

 Total Partners' Capital          82,444,359       70,421,775

 Total Liabilities and Partners' Capital  83,580,122   71,445,333

NET ASSET VALUE PER UNIT              12.94               11.55

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          1,731,364    (9,830,185)
Net change in unrealized           5,548,204      (768,472)
      Total Trading Results        7,279,568 (10,598,657)
 Interest Income (DWR)               634,040        576,426
      Total Revenues               7,913,608   (10,022,231)
EXPENSES

 Brokerage fees (DWR)              1,275,326 1,044,358
 Management fees                     690,687     550,265
 Incentive fees                        7,592             -

      Total Expenses               1,973,605    1,594,623
NET INCOME (LOSS)                  5,940,003  (11,616,854)

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                         5,876,107
(11,497,259)
                          General                         Partner
63,896                    (119,595)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .92                           (2.01)
                          General                         Partner
 .92                          (2.01)



          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          7,222,069    (5,956,766)
Net change in unrealized           5,284,592    (2,224,767)

      Total Trading Results       12,506,661  (8,181,533)

 Interest Income (DWR)             1,255,241    1,196,530

      Total Revenues              13,761,902  (6,985,003)


EXPENSES

 Brokerage fees (DWR)              2,540,783  2,211,493
 Management fees                  1,376,970   1,160,531
    Incentive fees                 1,019,759          -

    Total Expenses                 4,937,512   3,372,024

NET INCOME (LOSS)                  8,824,390  (10,357,027)


NET INCOME (LOSS) ALLOCATION

                         Limited                         Partners
8,730,234                       (10,250,589)
                          General                         Partner
94,156                                      (106,438)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
1.39                            (1.78)
                          General                         Partner
1.39                          (1.78)




          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   5,517,887.455         $58,482,349           $613,232
$59,095,581

Continuous Offering 955,534.433            9,595,412             50,000
9,645,412
Net Loss             -                     (10,250,589)          (106,438)
(10,357,027)
Redemptions         (540,341.364)             (5,392,203)               -
(5,392,203)

Partners' Capital,
 June 30, 1998      5,933,080.524          $52,434,969           $556,794
$52,991,763






Partners' Capital,
 December 31, 1998   6,096,199.701         $69,671,636           $750,139
$70,421,775

Continuous Offering 625,437.180            7,351,975             50,000
7,401,975

Net Income              -                  8,730,234             94,156
8,824,390

Redemptions         (351,635.935)            (4,203,781)                    -
(4,203,781)

Partners' Capital,
 June 30, 1999      6,370,000.946           $81,550,064                $894,295
$82,444,359





           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                 8,824,390                (
10,357,027)
Noncash item included in net income (loss):
      Net  change  in  unrealized       (5,284,592)             2
,224,767

(Increase) decrease in operating assets:
    Net option premiums             (569,391)            258,057
    Interest receivable (DWR)         (6,499)            35,276

Decrease in operating liabilities:
    Accrued brokerage fees (DWR)        (488)            (37,477)
         Accrued      management      fees                (2,156)
(15,401)

Net  cash provided by (used for) operating activities   2,961,264
(7,891,805)


CASH FLOWS FROM FINANCING ACTIVITIES

      Continuous   offering            7,401,975                9
,645,412
      (Increase)   decrease  in  subscriptions  receivable544,617
(476,674)
      Increase   (decrease)  in  redemptions   payable    114,849
(101,648)
         Redemptions      of      units               (4,203,781)
(5,392,203)

Net   cash   provided   by   financing   activities     3,857,660
3,674,887


Net  increase  (decrease)  in  cash    6,818,924                (
4,216,918)

Balance      at      beginning     of     period       63,919,054
57,104,003

Balance      at      end     of     period             70,737,978
52,887,085


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

Report on Form 10-K.



1.  Organization - Morgan Stanley Dean Witter Spectrum  Strategic

L.P.  is  a limited partnership organized to engage primarily  in

the   speculative  trading  of  futures,  forward   and   options

contracts,  physical  commodities and other commodity  interests,

including foreign currencies, financial instruments, precious and

industrial    metals,   energy   products,   and    agriculturals

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

Global   Balanced  L.P.,  Morgan  Stanley  Dean  Witter  Spectrum

Technical  L.P.  and Morgan Stanley Dean Witter  Spectrum  Select

L.P.  The  general  partner  is  Demeter  Management  Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution services.  Both Demeter and DWR are wholly-

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

The Trading Advisors to the Partnership are Blenheim Investments,

Inc.,  Willowbridge  Associates Inc.  and  Allied  Irish  Capital

Management,   Ltd.   ("AICM"),   (collectively,   the    "Trading

Advisors"). On March 4, 1999 Stonebrook Capital Management,  Inc.

("Stonebrook")  was  terminated as  a  Trading  Advisor  and  was replaced by AICM effective May 1, 1999.  For the period  March  4 through April 30, 1999 the Partnership was credited with interest income on 100% of the assets formerly allocated to Stonebrook and was charged no fees on such assets.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



3.  Financial Instruments

The  Partnership  trades futures, forward and options  contracts,

physical  commodities  and other commodity  interests,  including

foreign   currencies,   financial   instruments,   precious   and

industrial  metals, energy products, and agriculturals.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes in the value

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




of  these contracts and the potential inability of counterparties to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $10,583,927 and

$5,299,335 at June 30, 1999 and December 31, 1998, respectively.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The $10,583,927 net unrealized gain on open contracts at June 30,

1999 and the $5,299,335 net unrealized gain on open contracts  at

December 31, 1998 related to exchange-traded futures contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through September 2000 and

March 2000, respectively.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $81,321,905 and

$69,218,389 at June 30, 1999 and December 31, 1998, respectively.



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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $7,913,608 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded in the  energy  markets  during

April  and June from long futures positions in crude oil and  its refined  products, unleaded gas and heating oil,  as  oil  prices increased  after  another  unexpected  drop  in  U.S.  crude  oil supplies and signs of growing demand for gasoline. In the global interest rate futures markets, gains were recorded during May and

June  from short U.S. interest rate futures positions as domestic bond  prices fell in reaction to a higher-than-expected  rise  in the  Consumer  Price Index and amid fears of  a  tighter  Federal

Reserve  monetary  policy  ahead  of  the  Federal  Open   Market

Committee  meeting  in late June.  In the metals  markets,  gains were recorded from long copper futures positions as copper prices soared  during mid-April to the highest level since late December on  a  wave of fund buying and during June on news that  a  major

U.S.  producer  would  cut  back production.   These  gains  were

partially offset by losses recorded in the currency markets  from

short   Japanese   yen   positions  as  its   value   temporarily

strengthened  relative  to  the U.S. dollar  during  mid-June  on stronger-than-expected gross domestic product  data  from  Japan.

Additional losses were recorded during May from long positions in the euro relative to the U.S. dollar as the value of the European common  currency  slid lower due to concerns  regarding  European economic  growth, on speculation that the European  Central  Bank could  lower  interest rates and on news that  the  U.S.  Federal

Reserve  is  adopting  a  tightening bias.  In  the  agricultural markets,  losses were experienced during May from long  positions in  soybean futures as prices declined due to favorable  planting forecasts and a bearish USDA supply-demand report.  In the global stock index futures markets, losses were experienced during April from  short  S&P  500 Index futures positions as  the  Dow  Jones

Industrial  Average  and S&P 500 Index reached  record  highs  in response  to  an interest rate cut by the European  Central  Bank aimed at boosting their region's economy, strong sales at domestic retailers and optimism about earnings from financial services  companies.  Total expenses for the three  months  ended

June  30,  1999  were  $1,973,605, resulting  in  net  income  of

$5,940,003.  The value of a Unit increased from $12.02  at  March

31, 1999 to $12.94  at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading revenues including interest income of  $13,761,902 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded in the  energy  markets  during

March from long crude oil positions as prices climbed higher  due to  confirmation  of  OPEC production cuts  and  supply  concerns caused by an explosion at a U.S. refinery.  Additional gains were recorded as oil prices increased at June month end after  another unexpected  drop in U.S. crude oil supplies and signs of  growing

demand  for  gasoline.   In  the  global  interest  rate  futures

markets,  gains  were recorded during February  from  short  U.S.

interest rate futures positions as prices dropped in reaction  to

Federal   Reserve   Chairman   Alan   Greenspan's   warnings   in

Congressional  testimony  that a strong  economy  could  reignite

inflation.   A  higher-than-expected rise in the  Consumer  Price

Index  and  fears  of a tighter Federal Reserve  monetary  policy ahead  of  the Federal Open Market Committee meeting resulted  in additional  gains  during May and June.  In the  metals  markets,

gains  were recorded from long copper futures positions as copper prices  soared during mid-April to the highest level  since  late

December on a wave of fund buying and during June on news that  a major U.S. producer would cut back production. These gains were partially offset by losses recorded in the global stock index futures  markets  during March from short S&P 500  Index  futures positions  as equity prices increased in reaction to Wall  Street reaching  a  major milestone during mid-March, as the  Dow  Jones

Industrial  Average  hit 10,000 for the first  time.   Additional

losses were experienced as the S&P 500 Index reached record highs during  April in response to an interest rate cut by the European

Central  Bank aimed at boosting their region's economy.   In  the

currency  markets,  losses were experienced during  January  from long Japanese yen positions after an intervention by the Bank  of

Japan  boosted  the U.S. dollar against the yen and  helped  ease concerns  about  the impact of a strong yen on Japanese  exports.

Losses  were  also recorded during March from short Japanese  yen positions  as  the  value of the yen increased  versus  the  U.S.

dollar amid new signs that Japan's economy may be on the mend and speculation that Japanese interest rates may soon rise.  Stronger-

than-expected gross domestic product data from Japan during  June also  pushed  the yen higher, thus resulting in  losses  for  the

Partnership's short yen positions.  In the agricultural  markets,

losses  were recorded during May from long positions  in  soybean futures  as  prices declined due to favorable planting  forecasts and  a bearish USDA supply-demand report. Total expenses for  the six  months ended June 30, 1999 were $4,937,512, resulting in net income  of $8,824,390.  The value of a Unit increased from $11.55 at December 31, 1998 to $12.94 at June 30, 1999.



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

value  of a Unit decreased from $10.94 at March 31, 1998 to $8.93 at June 30, 1998.



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

A  portion of these losses was offset by gains recorded from long

European  bond  and stock index futures positions  as  prices  in these markets moved higher during a majority of the first half of the year.  Additional gains were recorded in agricultural futures from trading soybean and soybean products during February.  Total expenses  for the six months ended June 30, 1998 were $3,372,024,

resulting  in  a net loss of $10,357,027.  The value  of  a  Unit

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

The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $82 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (1.83)%

     Equity                         (2.41)

     Currency                       (2.98)

     Commodity                                (2.79)

      Aggregate Value at Risk       (4.88)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.

The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.



Primary Market Risk Category        High      Low      Average

Interest Rate                      (3.75)%   (0.31)%    (1.97)%

Equity                             (2.41)    (0.23)     (1.25)

Currency                           (2.98)    (0.07)     (1.89)
Commodity                          (2.79)    (0.46)     (1.32)
Aggregate Value at Risk            (4.88)%   (0.58)%    (3.11)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

72%)  of its available assets in cash at DWR.  A decline in  short-

term interest
rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary trading risk market exposure  in

the  Partnership  is in the interest rate sector.   Exposure  was

spread  across  the U.S., Japanese, German and European  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

Demeter  anticipates  that G-7 interest  rates  will  remain  the primary  interest  rate  exposure  of  the  Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to-long  term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium-to-long term rates to remain steady.

     Equity.    The  second largest market exposure this  quarter

was  in the stock index complex.  The primary equity exposure  is

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures on broadly based indices.  As of June 30, 1999, the Partnership's primary exposures were in the Nikkei (Japan), FTSE (Britain)  and

CAC  40  (France)  stock indices.  The Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S., European and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the  U.S.  dollar.   At  June 30, 1999, the  Partnership's  major

exposures  were  in  outright U.S. dollar  positions.   (Outright

positions consist of the U.S. dollar vs. other currencies.  These

other   currencies  include  the  major  and  minor  currencies).

Demeter  does  not  anticipate  that  the  risk  profile  of  the

Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin

amounts   converted  into  U.S.  dollars  with   an   incremental

adjustment  to  reflect the exchange rate risk  inherent  to  the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

     Commodity.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue this choppy pattern.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold and  silver.   Although

certain Trading Advisors will from time to time trade base metals such as copper, aluminum and zinc, the principal market exposures of  the  Partnership have consistently been in  precious  metals,

gold  and  silver.  The Trading Advisors' gold trading  has  been increasingly  limited  due to the long-lasting  and  mainly  non-

volatile decline in the price of gold over the last 10-15  years.

However,  silver prices have remained volatile over this  period,

and the Trading Advisors have from time to time taken substantial

                                     positions   as   they   have

perceived  market  opportunities to develop. Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  soybean,  corn  and wheat markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in Japanese yen, German  marks,  British pounds,  Australian dollars and euros.  The Partnership  controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Technical L.P.

("Spectrum  Technical")  and Morgan Stanley  Dean  Witter  Spectrum

Global  Balanced  L.P.  ("Spectrum Global  Balanced")  collectively registered 10,000,000 Units pursuant to a Registration Statement on

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

S-1, which became effective on April 30, 1996 (SEC File Number 333-

3222);  such  Units  were  allocated to the  Partnership,  Spectrum

Technical and Spectrum Global Balanced as follows:  The Partnership

2,500,000,   Spectrum  Technical  5,000,000  and  Spectrum   Global

Balanced  1,000,000.  The managing underwriter for the  Partnership is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  June  30,  1999, 8,979,197.519 Units  were  sold,  leaving

3,520,802.481  Units  unsold as of June 30,  1999.   The  aggregate

price of the Units sold through June 30, 1999 is $95,729,119.

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




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

August 13, 1999             By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.