Form 10-Q
period 1999-09-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 1999-11-12
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998........................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     Sepember 30, 1999 and 1998 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended Sepember 30, 1999 and 1998
    (Unaudited).............................................. 5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)..................6

         Notes to Financial Statements (Unaudited).............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....12-21

Item 3. Quantitative and Qualitative Disclosures about

Market Risk ..................................... 21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 34

Item 2. Changes in Securities and Use of Proceeds.........34-36

Item 6. Exhibits and Reports on Form 8-K.....................36





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            86,236,295      63,919,054
 Net unrealized gain on open contracts16,536,849   5,299,335
 Net option premiums               (394,630)        225,646

      Total Trading Equity      102,378,514      69,444,035

Subscriptions receivable          1,326,900       1,796,051
Interest receivable (DWR)           280,211           205,247

      Total Assets              103,985,625      71,445,333

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fees payable            1,286,786           -
 Redemptions payable                 660,294          398,976
 Accrued brokerage fees (DWR)        536,197          405,606
 Accrued management fees             286,239          218,976

      Total Liabilities            2,769,516        1,023,558

Partners' Capital

 Limited Partners (6,554,150.884 and
          6,031,262.407  Units, respectively)  100,160,172   69,6
71,636
 General Partner (69,097.028 and
     64,937.294 Units, respectively)    1,055,937       750,139

 Total Partners' Capital         101,216,109       70,421,775

 Total Liabilities and Partners' Capital 103,985,625   71,445,333


NET ASSET VALUE PER UNIT              15.28               11.55

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
        Realized                         12,435,209     8,082,719
Net change in unrealized           5,952,922    6,700,615
      Total Trading Results       18,388,131 14,783,334
 Interest Income (DWR)               769,843        535,743
      Total Revenues              19,157,974    15,319,077
EXPENSES

 Brokerage fees (DWR)              1,537,297   958,070
 Incentive fees                    1,431,393       178,428
 Management fees                     822,398      514,836

      Total Expenses               3,791,088    1,651,334
NET INCOME                        15,366,886  13,667,743

NET INCOME ALLOCATION

        Limited        Partners                        15,205,244
13,522,556
                          General                         Partner
161,642                     145,187

NET INCOME PER UNIT

                         Limited                         Partners
2.34                                                         2.33
General                                                   Partner
2.34                           2.33



          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
        Realized                         19,657,278     2,125,953
Net change in unrealized          11,237,514    4,475,848

      Total Trading Results       30,894,792  6,601,801

 Interest Income (DWR)             2,025,084    1,732,273

      Total Revenues              32,919,876     8,334,074


EXPENSES

 Brokerage fees (DWR)            4,078,080    3,169,563
 Incentive fees                  2,451,152         178,428
 Management fees                 2,199,368        1,675,367

      Total Expenses             8,728,600     5,023,358

NET INCOME                      24,191,276    3,310,716


NET INCOME ALLOCATION

                         Limited                         Partners
23,935,478                       3,271,967
                          General                         Partner
255,798                                        38,749

NET INCOME PER UNIT

                         Limited                         Partners
3.73                                                          .55
General                                                   Partner
3.73                               .55

          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997   5,517,887.455         $58,482,349           $613,232
$59,095,581

Continuous Offering1,196,114.812           11,881,056            50,000
11,931,056
Net Income           -                      3,271,967              38,749
3,310,716
Redemptions         (899,042.323)             (8,857,730)               -
(8,857,730)

Partners' Capital,
 September 30, 1998   5,814,959.944        $64,777,642           $701,981
$65,479,623






Partners' Capital,
 December 31, 1998   6,096,199.701         $69,671,636           $750,139
$70,421,775

Continuous Offering  994,405.918           12,368,782            50,000
12,418,782

Net Income               -                 23,935,478            255,798
24,191,276

Redemptions         (467,357.707)            (5,815,724)                   -
(5,815,724)

Partners' Capital,
 September 30, 1999  6,623,247.912          $100,160,172          $1,055,937
$101,216,109






           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net             income                                 24,191,276
3,310,716
Noncash item included in net income:
      Net  change  in  unrealized      (11,237,514)             (
4,475,848)

(Increase) decrease in operating assets:
    Net option premiums             620,276              299,724
    Interest receivable (DWR)        (74,964)            30,741

Increase (decrease) in operating liabilities:
    Incentive fees payable          1,286,786            178,429
    Accrued brokerage fees (DWR)      130,591            (25,516)
         Accrued      management      fees                 67,263
(7,982)

Net  cash  provided by (used for) operating activities 14,983,714
(689,736)


CASH FLOWS FROM FINANCING ACTIVITIES

      Continuous   offering           12,418,782                1
1,931,056
    Decrease in subscriptions receivable469,151          159,220
      Increase   (decrease)  in  redemptions   payable    261,318
(296,022)
         Redemptions      of      units               (5,815,724)
(8,857,730)

Net   cash   provided   by  financing  activities       7,333,527
2,936,524


Net   increase  in  cash              22,317,241                2
,246,788

Balance      at      beginning     of     period       63,919,054
57,104,003

Balance      at      end     of     period             86,236,295
59,350,791

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statements of Financial Condition and totaled $16,536,849 and

$5,299,335  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $16,536,849  net unrealized gain on  open  contracts  at

September   30,  1999,  $16,536,535  related  to  exchange-traded

futures  and futures-styled option contracts and $314 related  to off-exchange-traded forward currency contracts.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The  $5,299,335 net unrealized gain on open contracts at December

31,  1998  related to exchange-traded futures and  futures-styled options contracts.



Exchange-traded futures and futures-styled option contracts  held by  the  Partnership at September 30, 1999 and December 31,  1998

mature through December 2000 and March 2000, respectively.   Off-

exchange-traded   forward  currency   contracts   held   by   the

Partnership at September 30, 1999 mature through October 1999.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts,  which  funds, in the aggregate, totaled  $102,772,830 and  $69,218,389  at  September 30, 1999 and December  31,  1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$19,157,974 and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the energy  markets from  long futures positions in crude, heating and gas  oil,  and unleaded gas, as oil prices climbed higher throughout the quarter after OPEC ministers confirmed that they will uphold their global cutbacks until April of next year. Reports of declining crude oil and gasoline inventories also boosted prices in this market.

In  the metals markets, significant gains were recorded from long gold  futures positions as prices skyrocketed due to the  results of  the Bank of England's second gold auction on September 21 and the  announcement of a plan by several European central banks  to restrict sales of their gold reserves for five years.  Additional gains  were recorded from long silver futures positions as silver

prices  increased  following  gold's  lead.   These  gains   were

partially  offset by losses recorded in the global interest  rate futures  markets from short U.S. interest rate futures  positions as  U.S.  Treasury prices temporarily climbed higher during  mid-

July  as  talks  of  economic  problems  in  Latin  America  sent

Argentine and Brazilian stock markets sharply lower, thus fueling demand for the safety of U.S. government securities.  Losses were also recorded in this market complex during September as domestic bond  prices moved higher on the release of benign inflation data and  diminished  fears of another interest rate increase  by  the

Federal   Reserve.    In  the  currency  markets,   losses   were

experienced during July from short Japanese yen positions as  its value  reached  a  5 1/2 month high versus the U.S.  dollar  due  to inflationary  pressures  in  the  United  States  and  optimistic prospects for economic growth in Japan.  In agriculturals, losses were  recorded in early July from long soybean futures  positions as prices declined on forecasts for favorable crop weather in the

U.S.   During August, additional losses were recorded from  short positions  in soybeans, soybean meal and soybean oil  futures  as prices  increased significantly amid drier-than-expected  weather in the U.S. Midwest, forecasts for very little rain and concerns about shriveling production. Total expenses for the three months ended September 30, 1999 were $3,791,088, resulting in net income of $15,366,886. The value of a Unit increased from $12.94 at June

30, 1999 to $15.28 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$32,919,876 and posted an increase in Net Asset Value  per  Unit.

The  most  significant  gains  were recorded  from  long  futures positions  in  crude oil and its refined products, unleaded  gas,

heating  oil  and gas oil, as prices climbed higher during  March

following  an  agreement  reached  by  both  OPEC  and   non-OPEC

countries  to cut total output beginning April 1st..  Oil  prices continued  to  move higher throughout the third  quarter  due  to declining  supplies, increasing demand and evidence  that  output cuts  were  being adhered to.  In the metals markets, gains  were recorded  from  long  positions in gold futures  as  gold  prices soared  during  September following the Bank of England's  second gold  auction  and  an announcement by several  European  central banks  stating  that  they were to restrict  the  sales  of  gold reserves  for  five years.  Additional gains were  recorded  from long copper futures positions as copper prices soared during mid-

April  on  a wave of fund buying and during June on news  that  a

major  U.S.  producer would cut back production.   Copper  prices

also  moved  higher  during  August and  September  resulting  in

profits  for  the Partnership's long positions.   In  the  global

interest rate futures markets, gains were recorded during

February  from  short  U.S. interest rate  futures  positions  as prices  dropped  in  reaction to Federal  Reserve  Chairman  Alan

Greenspan's  warnings  that  a  strong  economy  could   reignite

inflation.   A  higher-than-expected rise in the  Consumer  Price

Index  and  fears  of a tighter Federal Reserve  monetary  policy resulted in additional gains in this market during May and  June.

These  gains  were  partially offset by losses  recorded  in  the currency  markets during January from long Japanese yen positions after  an  intervention  by the Bank of Japan  boosted  the  U.S.

dollar  against the yen and helped ease concerns about the impact of  a  strong yen on Japanese exports.  Losses were also recorded during  March from short Japanese yen positions as the  value  of the  yen  increased versus the U.S. dollar amid  new  signs  that

Japan's  economy may be on the mend.  Losses were  recorded  from short  Japanese yen positions during June and July as  its  value

reached  a  5 1/2  month  high  versus  the  U.S.  dollar   due   to

inflationary  pressures  in  the  United  States  and  optimistic

prospects  for  economic growth in Japan.   In  the  agricultural

markets,  losses were recorded during May from long positions  in soybean  futures  as  prices declined due to  favorable  planting forecasts and a bearish USDA supply-demand report.  During early-

July losses were recorded from long soybean futures positions  as prices  declined on forecasts for favorable crop weather  in  the

U.S.   During August, additional losses were recorded from  short positions  in soybeans, soybean meal and soybean oil  futures  as prices increased significantly amid drier-than-expected weather in the U.S. Midwest, forecasts for very little rain and concerns about  shriveling production.  In the global stock index  futures markets,  losses were recorded during March and April from  short

S&P  500  Index futures positions as equity prices  increased  in reaction  to Wall Street reaching a major milestone, as  the  Dow

Jones  Industrial Average hit 10,000 for the first  time  and  in response  to  an interest rate cut by the European Central  Bank.

Total expenses for the nine months ended September 30, 1999  were

$8,728,600, resulting in net income of $24,191,276.  The value of a  Unit  increased from $11.55 at December 31, 1998 to $15.28  at

September 30, 1999.



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

$13,667,743.   The value of a Unit increased from $8.93  at  June

30, 1998 to $11.26 at September 30, 1998.


For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$8,334,074  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded from long German  bond futures positions as prices moved higher during a majority of the first  half  of the year coupled with a sharp push higher  during the  third  quarter.  Likewise, long positions in other  European and  U.S.  interest rate futures contributed additional gains  in the  financial  futures  sector as  investors  flocked  to  these

perceived   safe   investments  amid   economic   and   political

instability worldwide during August and September.  A portion  of the Partnership's overall gains was offset by losses incurred  in the soft
commodities  and currency markets.  Long sugar futures  positions resulted  in  losses as sugar prices moved lower  throughout  the first quarter.  Trading in the Japanese yen also resulted in year-

to-date  losses,  particularly from short positions  held  during early April as the value of the yen spiked suddenly higher versus the U.S. dollar amid new optimism regarding the Japanese economic

stimulus  package.   In the metals markets, smaller  losses  were

experienced  from long silver futures positions as silver  prices declined  sharply during May.  In the agricultural markets,  long grain  futures  positions held during the third quarter  incurred losses  as  prices declined on news of increasing  supplies  amid decreasing  demand, returning previously recorded gains  in  this

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures interests. The market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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

and  Section  21E of the Securities Exchange Act of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of September 30, 1999. As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$101  million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Equity                         (1.78)%

     Interest Rate                  (0.52)

     Currency                       (1.58)

     Commodity                                (3.13)

      Aggregate Value at Risk       (3.96)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.

The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net Assets for the four quarterly reporting periods from October 1,

1998 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Equity                             (2.41)%   (0.23)%    (1.49)%

Interest Rate                      (1.97)    (0.31)     (1.16)

Currency                           (2.98)    (0.07)     (1.76)

Commodity                          (3.13)    (0.46)     (1.77)

Aggregate Value at Risk            (4.88)%   (0.58)%    (3.10)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

77%)  of its available assets in cash at DWR.  A decline in  short-

term interest
rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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

Securities Act and Section 21E of the Securities Exchange Act.  The

Partnership's  primary  market  risk  exposures  as  well  as   the

strategies used and to be used by Demeter and the Trading  Advisors for  managing such exposures are subject to numerous uncertainties,

contingencies  and risks, any one of which could cause  the  actual results  of  the  Partnership's risk controls to differ  materially from  the  objectives of such strategies. Government interventions,

defaults  and  expropriations, illiquid markets, the  emergence  of dominant  fundamental  factors,  political  upheavals,  changes  in

historical   price   relationships,  an  influx   of   new   market

participants,  increased regulation and many  other  factors  could result  in  material losses as well as in material changes  to  the risk
exposures and the risk management st4rategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Equity.   The primary equity exposure at September 30,  1999

was  to equity price risk in the G-7 countries.  The stock  index futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  1999,  the

Partnership's  primary exposure was in the S&P 500  (U.S.)  stock

index.   The  Partnership is primarily exposed  to  the  risk  of

adverse price trends or static markets in the U.S., European  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses).

      Interest  Rate. The Partnership's exposure in the  interest rate  market complex was spread across the U.S., Japanese, German and  European  interest  rate sectors.  Interest  rate  movements directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7

countries.   Demeter  anticipates that G-7  interest  rates  will

remain the primary interest rate exposure of the Partnership  for the foreseeable future.  The changes in interest rates which have the  most effect on the Partnership are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held by the Partnership are in medium -  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium-to-long term rates to remain steady.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in a large number of  currencies.   For  the

third quarter of 1999, the Partnership's major exposures were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

     Commodity.

     Energy.  On  September  30, 1999, the  Partnership's  energy exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra day and daily  basis  and  is expected to continue in this choppy pattern.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Advisors will, from time to  time,  trade  base metals  such as copper, aluminum, zinc and nickel, the  principal market  exposures  of the Partnership have consistently  been  in

precious  metals,  gold  and silver.   A  significant  amount  of

exposure  was  evident in the gold market as the  price  of  gold increased dramatically following bullish comments by the European

Central  Bank.  Silver prices have also been volatile  over  this period, and the Trading Advisors have taken substantial positions when perceived market opportunities developed. Demeter anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Soft  Commodities and Agriculturals. On September 30,  1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was  in the cocoa, soybeans and wheat markets.   Supply

and  demand  inequalities, severe weather disruption  and  market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros, British pounds and Swiss  francs.

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

Trading  Advisors  on  a  daily basis.  In  addition,  the  Trading

Advisors  establish diversification guidelines, often set in  terms of  the  maximum  margin to be committed to positions  in  any  one market sector or market-sensitive instrument.  One should be  aware that certain Trading Advisors treat their risk control policies  as strict  rules,  whereas  others  treat  such  policies  as  general guidelines.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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



Through  September 30, 1999, 9,348,166.257 Units were sold, leaving

3,151,833.743 Units unsold as of September 30, 1999.  The aggregate price of the Units sold through September 30, 1999 is $100,745,926.



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




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

November 12, 1999           By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.