Form 10-K
period 1999-12-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 2000-03-30
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the year ended December 31, 1999 or

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $104,481,486 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 .  . . . .   1

Part I .

   Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . . . .. 2-5

   Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . . . .   5

  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . .  5-7

   Item 4.  Submission of Matters to a Vote of Security Holders .
 . . . . .   7
Part II.

  Item 5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters . . . . . .  .  .
 . . . . . .   8

   Item 6.  Selected Financial Data . . . . . . . . . . . . . . .
 . . . . .   9

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 . . .10-22

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
 . . .23-35

   Item 8.   Financial Statements and Supplementary Data      . .
 . . . . . .                                  35

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . . .   35
Part III.
   Item 10. Directors and Executive Officers of the Registrant. .
 . . 36-40

   Item 11. Executive Compensation . . . . . . . . . . . . .  . .
 . .  .   40

  Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . .  . . .
 . . ..  40

  Item 13. Certain Relationships and Related Transactions   . . .
 . . . .40-41
Part IV.

  Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K . . . . . . . . . .  .  .  .  .
 . . . . . .                                  42

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated
     January 21, 1999                                I

     Partnership's Supplement to the
     Prospectus dated April 30, 1999                I

     Annual Report to Morgan Stanley Dean
     Witter Spectrum Series Limited Partners
     for the year ended December 31, 1999      II, III and IV

                             PART I

Item 1.  BUSINESS

(a)   General Development of Business. Morgan Stanley Dean Witter

Spectrum Strategic L.P. (the "Partnership") is a Delaware limited partnership  organized  to engage primarily  in  the  speculative trading  of  futures  and forward contracts,  options  contracts,

physical commodities and other commodity interests, including but

not   limited   to  foreign  currencies,  financial  instruments,

precious  and industrial metals, energy and agricultural products

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

Inc.,  Willowbridge  Associates Inc.  and  Allied  Irish  Capital

Management,   Ltd.   ("AICM"),   (collectively,   the    "Trading

Advisors").

Effective  March  4,  1999, Stonebrook  Capital  Management  Inc.

("Stonebrook")  was  terminated  as  a  Trading  Advisor  to  the

Partnership.  The assets of the Partnership previously  allocated to Stonebrook were allocated to AICM, effective June 1, 1999.



Units  of  limited partnership interest ("Units") are offered  at monthly closings at a price equal to 100% of the Net Asset  Value per  Unit at the close of business on the last day of each month.

The managing underwriter for the Spectrum Series is DWR.



The  Partnership's Net Asset Value per Unit at December 31,  1999

was  $15.85, representing an increase of 37.23 percent  from  the

Net  Asset Value per Unit of $11.55 on December 31, 1998.  For  a

more  detailed  description  of the  Partnership's  business  see subparagraph (c).



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

Partnership's   prospectus,  dated   January   21,   1999,   (the

"Prospectus") and the Partnership's Supplement to the  Prospectus

dated   April  30,  1999  (the  "Supplement"),  incorporated   by

reference in this Form 10-K, set forth below.

  Facets of Business

      1.   Summary                       1.   "Summary   of   the
Prospectus"
                                          (Pages   1-6   of   the
      Prospectus
                                        and  Pages S-1 to S-2  of
      the
                                       Supplement).

    2. Futures, Options and         2.  "The Futures, Options and
        Forward Markets                   Forward Markets" (Pages
83-87
                                         of the Prospectus).

    3. Partnership's Trading        3.  "Investment Programs, Use
of                                           Arrangements     and
Proceeds and Trading Policies"
     Policies                           (Pages   20-25   of   the
     Prospectus
                                          and  Page  S-4  of  the
     Supplement).
                                         "The  Trading  Advisors"
(Pages
                                         49-79  of the Prospectus
and Pages
                                          S-21  to  S-32  of  the
Supplement).
    4. Management of the Part-      4.  "The Trading Advisors -
                            nership                           The
       Management Agreements"
                                         (Page    49    of    the
Prospectus),
                                        "The   General   Partner"
          (Pages
          47-48 of the Prospectus and Page
                                       S-20  of  the Supplement),
          "The
                                       Commodity  Brokers"  (Page
       82
       of the Prospectus) and "The
                                          Limited     Partnership
       Agreements"
                                        (Pages   87-91   of   the
       Prospectus).
       of the Prospectus).

      5.Taxation of the Partner-     5. "Material Federal  Income
      Tax
                               ship's    L     imited    Partners
      Considerations"                 and                  "State
      and Local Income Tax Aspects"
       Tax"                            (Pages 96-102 of the
                                      Prospectus).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management Inc.  ("DWFCM"),  MSDW,  certain limited
partnership  commodity  pools of which  Demeter  is  the  general partner  (all such parties referred to hereafter as  the  "Morgan

Stanley  Dean  Witter Parties") and certain trading  advisors  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in various  limited  partnership commodity  pools  sold  by  DWR.  A consolidated and amended complaint in the action pending  in  the

Supreme  Court of the State of New York was filed on  August  13,

1997,  alleging  that the defendants committed fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale  and operation of the various limited partnership commodity pools. The complaints
seek unspecified amounts of compensatory and punitive damages and other  relief. The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an

amended  complaint, which they did in early December  1998.   The

defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999.  By decision dated December  21,

1999,  the  New  York  Supreme  Court  dismissed  the  case  with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 10,957.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced  trading  operations on November 2, 1994.  Demeter  has sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.

(d) Use of Proceeds

Units  are  sold at monthly closings as of the last day  of  each month  at a price equal to 100% of the Net Asset Value of a  Unit as  of  the  date of such monthly closing.  Through December  31,

1999,  9,651,154.213 Units were sold, leaving 2,848,845.787 Units unsold  at  December 31, 1999.  The aggregate price of the  Units sold through December 31, 1999 was $105,223,688.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the

Prospectus and Supplement.



Item 6.  SELECTED FINANCIAL DATA (in dollars)






                                          For the Years Ended December 31,
                             1999           1998           1997          1996
1995
Total Revenues
(including interest)    39,555,618      13,096,775   5,989,330      4,905,380
5,747,054


Net Income (Loss)       28,129,070       5,015,095  (1,064,879)     (806,863)
2,683,129


Net Income (Loss)
Per Unit (Limited
&  General Partners)           4.30           0.84        0.04          (.39)
1.05


Total  Assets          109,444,028      71,445,333  61,010,043     47,089,676
33,049,282


Total Limited
Partners'  Capital     106,542,362      69,671,636  58,482,349     44,645,423
32,132,595


Net Asset Value Per
Unit                         15.85           11.55       10.71          10.67
11.06









Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures,   forwards,  and  options,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or
no   trading.    These  market  conditions  could   prevent   the

Partnership  from  promptly liquidating its  futures  or  options contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available  for  investments in futures  interests  in  subsequent

periods.   It  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.

Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of each  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three years ended December 31, 1999 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Advisors  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisors'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



At  December  31,  1999,  the  Partnership's  total  capital  was

$107,692,521,  an increase of $37,270,746 from the  Partnership's total capital of $70,421,775 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated net income  of

$28,129,070, total subscriptions aggregated $16,946,544 and total redemptions aggregated $7,804,868.



For  the  year ended December 31, 1999, the Partnership  recorded total trading revenues, including interest income, of $39,555,618 and posted an increase in

Net  Asset Value per Unit. The Partnership produced significantly profitable  performance results based on  three  primary  themes:

energy  prices  rose  from  their low  levels  of  January;  gold substantially increased in value late in the third  quarter;  and global stock indices appreciated during the fourth quarter. Based

on   these  themes,  the  Trading  Advisors  in  the  Partnership emphasized exposure to long energy, gold and stock index  futures positions appropriately throughout 1999.  In the energy  markets,

significant gains of approximately 34.71% were recorded primarily from  long  futures  positions  in  crude  oil  and  its  refined products,  unleaded  gas, heating oil  and  gas  oil,  as  prices climbed  higher  during March following an agreement  reached  by both  OPEC  and non-OPEC countries to cut total output  beginning

April  1st.   Oil prices continued to move higher throughout  the

third  quarter due to declining supplies, increasing  demand  and

evidence  that  output  cuts were being  adhered  to.   Gains  of

approximately   25.06%  were  recorded  in  the  metals   markets

primarily  from  long positions in gold futures  as  gold  prices soared  during  September following the Bank of England's  second gold  auction  and  an announcement by several  European  central banks  stating  that  they were to restrict  the  sales  of  gold reserves  for  five years.  Additional gains were  recorded  from long copper futures positions as copper prices soared during mid-

April  on  a wave of fund buying and during June on news  that  a major U.S. producer would cut back production. Copper prices also moved higher during August and September resulting in profits for the  Partnership's  long positions.  Not all  forecasts  for  the

Partnership's  Trading  Advisors  came  to  fruition  last  year.

Losses of
approximately  14.70%  were  recorded  in  the  currency  markets primarily  during January from long Japanese yen positions  after an  intervention  by the Bank of Japan boosted  the  U.S.  dollar against  the yen and helped ease concerns about the impact  of  a strong yen on Japanese exports.  Losses were also recorded during

March  from short Japanese yen positions as the value of the  yen increased  versus  the U.S. dollar amid new  signs  that  Japan's economy may be on the mend.  Additional losses were recorded from short  Japanese yen positions during June and July as  its  value

reached  a  5 1/2  month  high  versus  the  U.S.  dollar   due   to

inflationary  pressures  in  the  United  States  and  optimistic prospects for economic growth in Japan.  Total expenses  for  the year  were  $11,426,548, resulting in net income of  $28,129,070.

The value of a Unit increased from $11.55 at December 31, 1998 to

$15.85 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$70,421,775,  an  increase of $11,326,194 from the  Partnership's total capital of $59,095,581 at December 31, 1997.  For the  year ended December 31, 1998, the Partnership generated net income  of

$5,015,095, total subscriptions aggregated $16,742,471 and  total redemptions aggregated $10,431,372.



For  the  year ended December 31, 1998, the Partnership  recorded total trading revenues, including interest income, of $13,096,775 and posted an increase in Net Asset Value per Unit.  In 1998, the

Partnership recorded significant gains of approximately 43.58% in the global interest rate futures markets primarily from long positions as volatility in the global financial markets and  worldwide  economic  deterioration drove  investors  to  the

safest   investments  throughout  August  and  September.    Long

positions in U.S., European, particularly German and British, and

Japanese  bond  futures  were  the  key  contributors  to   these

Partnership gains.  Additional gains of approximately 1.16%  were recorded in the currency markets primarily in early October  from long German mark positions as the mark's value increased relative to  the U.S. dollar.  This weakness in the U.S. dollar was mainly caused  by  an  unanticipated interest rate cut  by  the  Federal

Reserve   and   the   continuing  possibility   of   presidential

impeachment  hearings.  A portion of these gains  was  offset  by losses  in the energy markets of approximately 10.60%,  and  soft commodities markets of approximately 9.74%, primarily during  the fourth  quarter  from  long positions  in  crude  oil  and  cocoa

futures.   Total expenses for the year were $8,081,680, resulting

in  net income of $5,015,095.  The value of a Unit increased from

$10.71 at December 31, 1997 to $11.55 at December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$59,095,581,  an  increase of $13,976,704 from the  Partnership's total capital of $45,118,877, at December 31, 1996.  For the year ended December 31, 1997, the Partnership generated a net loss  of

$1,064,879. Total subscriptions aggregated $22,527,135 and  total redemptions aggregated $7,485,552.

For  the  year ended December 31, 1997, the Partnership  recorded total  trading revenues, including interest income, of $5,989,330

and  posted  an increase in Net Asset Value per Unit.   Gains  of

approximately  9.88%  were recorded by the Partnership's  Trading

Advisors in the currency markets due primarily to a strengthening in  the value of the U.S. dollar.  A majority of these gains were offset  by  losses  of approximately 8.00% primarily  experienced during  the second quarter as the volatility in the global  stock index  markets that began in March did not develop in  line  with the  discretionary Trading Advisors' points of view.  In much  of the  second  half  of  the year small losses were  recorded  from significant short-term price volatility.  Total expenses for  the year were $7,054,209, resulting in a net loss of $1,064,879.  The value  of  a Unit increased from $10.67 at December 31,  1996  to

$10.71 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K. The

Partnership's gains and losses are allocated among  its  partners for income tax purposes.

Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

in  a  portfolio  of agricultural commodities,  energy  products,

foreign  currencies, interest rates, precious  and  base  metals,

soft  commodities  and  stock indices.  In  entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, such as interest rate volatility, resulting  in  such contracts  being  less  valuable.  If  the  markets  should  move against all of the positions held by the Partnership at the  same time, and if the Trading Advisors were unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Advisors' internal  controls,  the

Trading  Advisors must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the partnership  must  comply.

The  Trading  Advisors  and  Demeter  monitor  the  Partnership's

trading   activities  to  ensure  compliance  with  the   trading

policies.   Demeter  may require the Trading Advisors  to  modify

positions of the Partnership if Demeter believes they violate the

Partnership's trading policies.

In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total Net

Assets.    On   those   relatively  few   occasions   where   the

Partnership's credit exposure may climb above such level, Demeter deals  with  the  situation on a case by  case  basis,  carefully weighing  whether the increased level of credit exposure  remains

appropriate.   Material changes to the trading  policies  may  be

made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.

Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter monitored the progress
of  Carr  and each Trading Advisor throughout 1999 in their  Year

2000  compliance  and,  where  applicable,  tested  its  external

interfaces,  with  Carr and the Trading Advisors.   In  addition,

Demeter, the commodity brokers, the Trading Advisors and all U.S.

futures  exchanges were subjected to monitoring by  the  CFTC  of their  Year  2000  preparedness, and the  major  foreign  futures exchanges  engaged  in market-wide testing  of  their  Year  2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Advisors from  trading  those sovereign  currencies and thereby limits their  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.

The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits and losses on open positions of exchange  traded-

futures interests are settled daily through variation margin.

The  Partnership's risk exposure in the market sectors traded  by the Trading Advisors is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.    The   historical   observation   period   of    the

Partnership's VaR is approximately four years.  The  one-day  99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at December 31, 1999  and  1998.

At   December   31,  1999  and  1998,  the  Partnership's   total

capitalization  was approximately $108 million and  $70  million,

respectively.

     Primary    Market                   December    31,     1999
December 31, 1998
      Risk Category             Value at Risk            Value at
Risk

     Equity                        (2.15)%              (.23)%

     Currency                       (.87)               (.07)

     Interest  Rate                   (.35)                 (.31)

Commodity                         (1.49)                    (.46)

Aggregate Value at Risk            (2.97)%              (.58)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of an investment in the Partnership.

Because  the  Partnership's  only  business  is  the  speculative trading  of  futures interests, the composition  of  its  trading portfolio can change significantly over any given time period, or even  within a single trading day.  Any changes in open positions could  positively or negatively materially impact market risk  as measured by VaR.



The  table  below supplements the year-end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Equity                        (2.41)%   (1.53)%   (1.97)%

Currency                      (2.98)     (.87)    (1.96)

Interest Rate                      (1.97)     (.35)    (1.17)

Commodity                     (3.13)     (.69)    (2.03)
Aggregate Value at Risk            (4.88)%   (2.97)%   (3.69)%

Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a

"risk  of  ruin"  not typically found in other investments.   The

relative size of the positions held may cause the Partnership  to incur  losses greatly in excess of VaR within a short  period  of time,  given  the  effects of the leverage  employed  and  market

volatility.   The  VaR  tables  above,  as  well  as   the   past

performance of the Partnership, gives no indication of such "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during
calendar  year 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  76%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality  and multiplier features of the Partnership's  market sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical
fact and (B) the descriptions of how the Partnership manages  its

primary   market  risk  exposures  -  constitute  forward-looking

statements  within the meaning of Section 27A of  the  Securities

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



The  following  were the primary trading risk  exposures  of  the

Partnership at December 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.  The G-7 countries consist of France,  U.S.,

Britain, Germany,

Japan,  Italy and Canada.  The stock index futures traded by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   At  December  31,  1999,  the  Partnership's   primary

exposure  was  in  the S&P 500 (U.S.), Nikkei (Japan)  and  FT-SE

(Britain) stock indices.  The Partnership is primarily exposed to the  risk of adverse price trends or static markets in the  U.S.,

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

Partnership  trades  in a large number of  currencies.   For  the

fourth quarter of 1999, the Partnership's major exposures were in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

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

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   Demeter  anticipates that G-7  interest  rates  will

remain the primary interest rate exposure of the Partnership  for the  foreseeable  future.  The changes in interest  rates,  which have  the  most effect on the Partnership, are changes  in  long-

term,  as  opposed to short-term, rates.  Most of the speculative futures  positions held by the Partnership are in  medium-to-long term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium-to long-term rates to remain steady.



Commodity.

Metals.  The Partnership's primary metals market exposure  is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Advisors will from time to time trade base metals such as copper, aluminum and zinc, the principal market exposures of  the

Partnership have consistently been in precious metals,  gold  and silver. A reasonable amount of exposure was evident in the gold market as the price of gold retreated during the fourth  quarter.  Silver prices were volatile over  this  period,

and  the  Trading  Advisors from time to  time  took  substantial

positions  as perceived market opportunities developed.   Demeter

anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.



Energy.   On December 31, 1999, the Partnership's energy exposure

was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic    fundamentals.    As   oil   prices   have   increased

approximately  100% this year, and, given that the  agreement  by

OPEC  to cut production is approaching expiration in March  2000,

it  is  possible  that volatility will remain on  the  high  end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, exhibited more volatility  than the  oil  markets on an intra-day and daily basis and is expected to continue in this choppy pattern.



Soft  Commodities and Agriculturals.  On December 31,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that  comprise these sectors. Most of the exposure,  was  in  the coffee, cocoa and wheat markets. Supply and
demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros.  The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisors, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Advisors,  each  of whose  strategies focus on different market sectors  and  trading

approaches,  and  monitoring  the  performance  of  the   Trading

Advisors  daily.   In  addition, the Trading  Advisors  establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.



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



Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer,  and  a  Director of Demeter.  Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to 1978, Mr.  Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.

All the foregoing directors have indefinite terms.



Item 11.  EXECUTIVE COMPENSATION

The  Partnership has no directors and executive officers.   As  a

limited  partnership, the business of the Partnership is  managed by  Demeter, which is responsible for the administration  of  the business  affairs of the Partnership but receives no compensation for such services.



Item  12.SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31, 1999, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter  owned  72,581.141 Units of General Partnership  Interest representing a 1.07 percent interest in the Partnership.



(c)  Changes in Control - None

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of
this  Form  10-K.   In  its capacity as the Partnership's  retail

commodity  broker,  DWR  received  commodity  brokerage  fees  of

$5,837,887 for the year ended December 31, 1999.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)   1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

-     Statements of Financial Condition as of December  31,  1999
  and 1998.

-     Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the     years ended December 31, 1999, 1998  and
  1997.

-  Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                               MORGAN   STANLEY   DEAN
                         WITTER SPECTRUM STRATEGIC L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                  ____        March 29, 2000
        Robert E. Murray, Director,
         Chairman of the Board and
          President

    /s/  Joseph G. Siniscalchi             ____        March 29, 2000
        Joseph G. Siniscalchi, Director


    /s/   Edward C. Oelsner III             ___        March 29, 2000
         Edward C. Oelsner III, Director


    /s/   Mitchell M. Merin _______          March 29, 2000
           Mitchell M. Merin, Director

    /s/   Richard A. Beech__________         March 29, 2000
           Richard A. Beech, Director

    /s/   Ray Harris                        __ _       March 29, 2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III               ___       March 29, 2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

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

10.01 Management Agreement, dated as of November 1, 1994, among the Partnership, Demeter Management Corporation, and Blenheim Investments, Inc. is incorporated by reference to
      Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.02 Management Agreement, dated as of November 1, 1994, among the Partnership, Demeter Management Corporation, and Willowbridge Associates, Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.03 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.08 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.09 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.10 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.06 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated January 21, 1999, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on January 26, 1999.

10.07 Escrow Agreement, dated September 30, 1994, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit
      10.07 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.08 Management Agreement, dated as of May 1, 1999, among Dean Witter Spectrum Strategic L.P., Demeter Management Corporation, and Allied Irish Capital Management Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File No. 333-90487) filed with the Securities and Exchange Commission on November 5, 1999.

13.01 December 31, 1999 Annual Report to Limited Partners is filed herewith.

               Morgan Stanley Dean Witter
                     Spectrum Series





[GRAPHIC]

   December 31, 1999
   Annual Report









   MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Dean Witter Spectrum Series
Annual Report
1999

Dear Limited Partner:

This marks the sixth annual report for Morgan Stanley Dean Witter Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical and the ninth an-nual report for Morgan Stanley Dean Witter Spectrum Select. The Net Asset Value per Unit for each of the four Morgan Stanley Dean Witter Spectrum Funds as of December 31, 1999 were as follows:

         Funds            N.A.V. % change for year
         -----            ------ -----------------
Spectrum Global Balanced  $16.12        0.7%
Spectrum Select           $22.00       -7.6%
Spectrum Strategic        $15.85       37.2%
Spectrum Technical        $14.91       -7.5%

Since their inception in November 1994, Spectrum Global Balanced has increased by 61.2% (a compound annualized return of 9.7%), Spectrum Strategic has in-creased by 58.5% (a compound annualized return of 9.3%) and Spectrum Technical has increased by 49.1% (a compound annualized return of 8.0%). Since its in-ception in August 1991, Spectrum Select has increased by 120.0% (a compound annualized return of 9.8%).

Overall, Spectrum Global Balanced produced small gains during 1999 primarily from long positions in the global stock index futures component, particularly long German stock index futures. Additional gains were recorded in the energy markets from long positions in crude and gas oil futures as oil prices surged higher on reports and adherence to OPEC production cuts. Both Spectrum Select and Spectrum Technical recorded a net loss during 1999 with losses being expe-rienced primarily in the global interest rate futures markets, particularly from short-term price volatility in U.S. and European interest rate futures. Gains recorded in the energy markets help to mitigate losses for both Spectrum Select and Spectrum Technical. Long futures positions in crude oil and its refined products proved profitable as oil prices trended significantly higher largely attributed to the news that both OPEC and non-OPEC countries had reached and adhered to an agreement to cut total output. Spectrum Strategic, whose managers use funda-mental analyses in an attempt to forecast future price moves, produced perfor-mance results substantially different than the other Spectrum funds based on three primary themes: energy prices would rise from their low levels of Janu-ary; gold would substantially increase in value late in the third quarter; and global stock indices would appreciate during the fourth quarter. Based on these themes, the managers in Spectrum Strategic emphasized exposure to long energy, gold and stock index futures positions appropriately throughout 1999. Not all forecasts for Spectrum Strategic managers came to fruition last year. For example, losses were generated in the Japanese yen and partially offset gains produced in the market segments mentioned previously.

While we are disappointed that both Spectrum Select and Spectrum Technical had a difficult year in 1999, we remind investors that managed futures funds such as the Spectrum Series are designed to provide diversification and non-corre-lation, that is, the ability to perform independently, of global equities and bonds. Managed futures have historically performed independently of tradi-tional investments, such as stocks and bonds. This is referred to as non-cor-relation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may experience difficulty performing. Of course, managed futures funds will not automatically be profitable during un-favorable periods for these traditional investments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies ac-companied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, proved to be a difficult trading environment for money managers in Spectrum Select and Spectrum Techni-cal whose trading strategies rely on the existence of longer-term price trends for trading opportunities. Nevertheless, we remain confident in the role that managed futures investments play in the overall investment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-correlated returns of this alternative investment. Demeter Management Cor-poration, as General Partner to the funds, has been and continues to be an ac-tive investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Effective May 1, 1999, Spectrum Strategic added Allied Irish Capital Manage-ment, Ltd. ("AICM") as a Trading Advisor, and allocated to AICM the assets previously managed by Stonebrook Capital Management, Inc. ("Stonebrook"), ap-proximately $6.8 million. AICM is paid the same management and incentive fees as Stonebrook.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, N.Y. 10048 or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Dean Witter Spectrum Series
Independent Auditors' Report

To the Limited Partners and the General Partner of
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Morgan Stanley Dean Witter Spectrum Select L.P.
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Morgan Stanley Dean Witter Spectrum Technical L.P.:

We have audited the accompanying statements of financial condition of Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P., (collectively, the "Partnerships"), as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P. at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 7, 2000
(March 3, 2000 as to Note 6)
New York, New York

Morgan Stanley Dean Witter Spectrum Global Balanced L.P.

Statements of Financial Condition

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                               $          $
 ASSETS
 Equity in futures interests trading accounts:
  Cash                                                     56,904,921 43,020,361
  Net unrealized gain on open contracts                       810,114  1,967,187
                                                           ---------- ----------
  Total Trading Equity                                     57,715,035 44,987,548
 Subscriptions receivable                                     847,954  1,163,097
 Interest receivable (DWR)                                    244,599    167,141
                                                           ---------- ----------
  Total Assets                                             58,807,588 46,317,786
                                                           ========== ==========
 LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                          667,741    118,190
 Accrued brokerage fees (DWR)                                 216,895    169,841
 Accrued management fee                                        58,940     46,153
 Incentive fee payable                                         --         69,730
                                                           ---------- ----------
  Total Liabilities                                           943,576    403,914
                                                           ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (3,549,239.387 and 2,836,946.985 Units,
   respectively)                                           57,209,838 45,399,750
 General Partner (40,584.304 and 32,126.520 Units,
   respectively)                                              654,174    514,122
                                                           ---------- ----------
  Total Partners' Capital                                  57,864,012 45,913,872
                                                           ---------- ----------
  Total Liabilities and
    Partners' Capital                                      58,807,588 46,317,786
                                                           ========== ==========
 NET ASSET VALUE PER UNIT                                       16.12      16.00
                                                           ========== ==========


Statements of Operations

                               For the Years Ended
                                   December 31,
                          -------------------------------
                             1999       1998      1997
                          ----------  --------- ---------
                              $           $         $
REVENUES
Trading profit (loss):
 Realized                  2,425,585  5,113,920 3,683,460
 Net change in unrealized (1,157,073) 1,285,628   464,966
                          ----------  --------- ---------
 Total Trading Results     1,268,512  6,399,548 4,148,426

Interest income (DWR)      2,385,751  1,642,542 1,145,033
                          ----------  --------- ---------
 Total Revenues            3,654,263  8,042,090 5,293,459
                          ----------  --------- ---------
EXPENSES
Brokerage fees (DWR)       2,387,515  1,591,467 1,124,531
Management fee               648,787    422,960   269,162
Incentive fees               215,651    449,775   300,250
                          ----------  --------- ---------
 Total Expenses            3,251,953  2,464,202 1,693,943
                          ----------  --------- ---------
NET INCOME                   402,310  5,577,888 3,599,516
                          ==========  ========= =========
Net Income Allocation:
Limited Partners             397,258  5,518,127 3,561,537
General Partner                5,052     59,761    37,979
Net Income per Unit:
Limited Partners                 .12       2.25      2.12
General Partner                  .12       2.25      2.12

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Financial Condition

                                                        December 31,
                                                   -----------------------
                                                      1999        1998
                                                   ----------- -----------
                                                        $           $
ASSETS
Equity in futures interests trading accounts:
 Cash                                              207,251,012 187,619,419
 Net unrealized gain on open contracts               6,887,064   8,435,054
 Net option premiums                                   776,380     --
                                                   ----------- -----------
 Total Trading Equity                              214,914,456 196,054,473
Subscriptions receivable                             3,730,051   6,021,707
Interest receivable (DWR)                              722,305     591,858
                                                   ----------- -----------
 Total Assets                                      219,366,812 202,668,038
                                                   =========== ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                  3,764,242     939,381
Accrued brokerage fees (DWR)                         1,270,975   1,164,344
Accrued management fees                                525,921     481,797
                                                   ----------- -----------
 Total Liabilities                                   5,561,138   2,585,522
                                                   ----------- -----------
PARTNERS' CAPITAL
Limited Partners (9,583,810.732 and 8,274,690.051
  Units, respectively)                             210,877,519 196,915,644
General Partner (133,076.700 Units)                  2,928,155   3,166,872
                                                   ----------- -----------
 Total Partners' Capital                           213,805,674 200,082,516
                                                   ----------- -----------
 Total Liabilities and Partners' Capital           219,366,812 202,668,038
                                                   =========== ===========
NET ASSET VALUE PER UNIT                                 22.00       23.80
                                                   =========== ===========

Statements of Operations

                                      For the Years Ended December 31,
                                      -----------------------------------
                                         1999         1998        1997
                                      -----------  ----------  ----------
                                           $           $           $
REVENUES
Trading profit (loss):
 Realized                              (1,351,849) 36,087,729  15,940,851
 Net change in unrealized              (1,547,990) (1,192,107)  3,149,167
                                      -----------  ----------  ----------
 Total Trading Results                 (2,899,839) 34,895,622  19,090,018
Interest income (DWR)                   7,678,789   6,883,110   7,405,511
                                      -----------  ----------  ----------
 Total Revenues                         4,778,950  41,778,732  26,495,529
                                      -----------  ----------  ----------
EXPENSES
Brokerage fees (DWR)                   15,188,479  11,360,166   9,777,851
Management fees                         6,284,885   5,202,158   5,239,533
Incentive fees                            --        1,832,021      49,989
Transaction fees and costs                --          625,327   1,370,439
Administrative expenses                   --           64,000     114,000
                                      -----------  ----------  ----------
 Total Expenses                        21,473,364  19,083,672  16,551,812
                                      -----------  ----------  ----------
NET INCOME (LOSS)                     (16,694,414) 22,695,060   9,943,717
                                      ===========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                      (16,455,697) 22,302,202   9,781,168
General Partner                          (238,717)    392,858     162,549
Net Income (Loss) per Unit (Note 1):
Limited Partners                            (1.80)       2.95        1.22
General Partner                             (1.80)       2.95        1.22

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Financial Condition

                                                        December 31,
                                                   -----------------------
                                                      1999         1998
                                                   -----------  ----------
                                                        $           $
ASSETS
Equity in futures interests trading accounts:
 Cash                                               97,808,328  63,919,054
 Net unrealized gain on open contracts               9,563,813   5,299,335
 Net option premiums                                   (11,653)    225,646
                                                   -----------  ----------
 Total Trading Equity                              107,360,488  69,444,035
Subscriptions receivable                             1,743,958   1,796,051
Interest receivable (DWR)                              339,582     205,247
                                                   -----------  ----------
 Total Assets                                      109,444,028  71,445,333
                                                   ===========  ==========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    847,860     398,976
Accrued brokerage fees (DWR)                           590,001     405,606
Accrued management fees                                313,646     218,976
                                                   -----------  ----------
 Total Liabilities                                   1,751,507   1,023,558
                                                   -----------  ----------
PARTNERS' CAPITAL
Limited Partners (6,723,390.378 and 6,031,262.407
  Units, respectively)                             106,542,362  69,671,636
General Partner (72,581.141 and 64,937.294 Units,
  respectively)                                      1,150,159     750,139
                                                   -----------  ----------
 Total Partners' Capital                           107,692,521  70,421,775
                                                   -----------  ----------
 Total Liabilities and
   Partners' Capital                               109,444,028  71,445,333
                                                   ===========  ==========
NET ASSET VALUE PER UNIT                                 15.85       11.55
                                                   ===========  ==========

Statements of Operations

                                     For the Years Ended
                                         December 31,
                               --------------------------------
                                  1999       1998       1997
                               ---------- ---------- ----------
                                   $          $          $
REVENUES
Trading profit:
 Realized                      32,274,037  7,945,575  1,297,824
 Net change in unrealized       4,264,478  2,771,722  2,387,258
                               ---------- ---------- ----------
 Total Trading Results         36,538,515 10,717,297  3,685,082
Interest income (DWR)           3,017,103  2,379,478  2,304,248
                               ---------- ---------- ----------
 Total Revenues                39,555,618 13,096,775  5,989,330
                               ---------- ---------- ----------
EXPENSES
Brokerage fees (DWR)            5,837,887  4,402,540  4,414,327
Management fees                 3,137,509  2,342,447  2,212,788
Incentive fees                  2,451,152  1,336,693    427,094
                               ---------- ---------- ----------
 Total Expenses                11,426,548  8,081,680  7,054,209
                               ---------- ---------- ----------
NET INCOME (LOSS)              28,129,070  5,015,095 (1,064,879)
                               ========== ========== ==========
Net Income (Loss) Allocation:
Limited Partners               27,829,050  4,958,188 (1,054,657)
General Partner                   300,020     56,907    (10,222)
Net Income (Loss) per Unit:
Limited Partners                     4.30        .84        .04
General Partner                      4.30        .84        .04

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Financial Condition

                                                          December 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
                                                          $            $
ASSETS
Equity in futures interests trading accounts:
 Cash                                                251,443,755  235,044,325
 Net unrealized gain on open contracts                18,036,296   18,909,268
 Net option premiums                                     (74,725)     --
                                                     -----------  -----------
 Total Trading Equity                                269,405,326  253,953,593
Subscriptions receivable                               3,926,914    4,002,633
Interest receivable (DWR)                                900,955      717,685
                                                     -----------  -----------
 Total Assets                                        274,233,195  258,673,911
                                                     ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    3,057,593    1,339,311
Accrued brokerage fees (DWR)                           1,559,481    1,439,151
Accrued management fees                                  860,403      794,015
                                                     -----------  -----------
 Total Liabilities                                     5,477,477    3,572,477
                                                     -----------  -----------
PARTNERS' CAPITAL
Limited Partners (17,836,873.576 and 15,660,041.764
  Units, respectively)                               265,907,998  252,455,045
General Partner (191,022.517 and
  164,158.204 Units, respectively)                     2,847,720    2,646,389
                                                     -----------  -----------
 Total Partners' Capital                             268,755,718  255,101,434
                                                     -----------  -----------
 Total Liabilities and Partners' Capital             274,233,195  258,673,911
                                                     ===========  ===========
NET ASSET VALUE PER UNIT                                   14.91        16.12
                                                     ===========  ===========


Statements of Operations

                                      For the Years Ended
                                         December 31,
                               ----------------------------------
                                  1999         1998       1997
                               -----------  ---------- ----------
                                    $           $          $
REVENUES
Trading profit (loss):
 Realized                          726,179  35,224,194 13,777,460
 Net change in unrealized         (872,972)  6,612,556  9,762,823
                               -----------  ---------- ----------
 Total Trading Results            (146,793) 41,836,750 23,540,283
Interest income (DWR)            9,593,178   8,103,423  5,987,304
                               -----------  ---------- ----------
 Total Revenues                  9,446,385  49,940,173 29,527,587
                               -----------  ---------- ----------
EXPENSES
Brokerage fees (DWR)            19,176,380  15,543,787 11,617,770
Management fees                 10,580,071   8,403,764  5,832,758
Incentive fees                     430,097   3,191,252    369,975
                               -----------  ---------- ----------
 Total Expenses                 30,186,548  27,138,803 17,820,503
                               -----------  ---------- ----------
NET INCOME (LOSS)              (20,740,163) 22,801,370 11,707,084
                               ===========  ========== ==========
Net Income (Loss) Allocation:
Limited Partners               (20,531,494) 22,571,217 11,589,197
General Partner                   (208,669)    230,153    117,887
Net Income (Loss) per Unit:
Limited Partners                     (1.21)       1.49       1.02
General Partner                      (1.21)       1.49       1.02

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                      Units of
                     Partnership     Limited     General
                      Interest      Partners     Partner      Total
                    -------------  -----------  ---------  -----------
                                        $           $           $
Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Partners' Capital,
December 31, 1996   1,609,108.931   18,499,873    206,382   18,706,255
Offering of Units     505,325.179    6,507,261     20,000    6,527,261
Net income               --          3,561,537     37,979    3,599,516
Redemptions          (246,149.269)  (3,149,796)    --       (3,149,796)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997   1,868,284.841   25,418,875    264,361   25,683,236
Offering of Units   1,205,176.553   17,447,965    190,000   17,637,965
Net income               --          5,518,127     59,761    5,577,888
Redemptions          (204,387.889)  (2,985,217)    --       (2,985,217)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998   2,869,073.505   45,399,750    514,122   45,913,872
Offering of Units   1,019,759.235   16,184,278    135,000   16,319,278
Net income               --            397,258      5,052      402,310
Redemptions          (299,009.049) (4,771,448)     --       (4,771,448)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999   3,589,823.691   57,209,838    654,174   57,864,012
                    =============  ===========  =========  ===========

                      Units of
                     Partnership     Limited     General
                      Interest      Partners     Partner      Total
                    -------------  -----------  ---------  -----------
                      (Note 1)          $           $           $
Morgan Stanley Dean Witter Spectrum Select L.P.
Partners' Capital,
December 31, 1996   8,346,327.700  161,174,820  2,611,465  163,786,285
Offering of Units     573,746.700   12,056,614     --       12,056,614
Net income               --          9,781,168    162,549    9,943,717
Redemptions          (919,522.800) (19,013,295)    --      (19,013,295)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997   8,000,551.600  163,999,307  2,774,014  166,773,321
Offering of Units   1,310,353.729   30,297,590     --       30,297,590
Net income               --         22,302,202    392,858   22,695,060
Redemptions          (903,138.578) (19,683,455)    --      (19,683,455)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998   8,407,766.751  196,915,644  3,166,872  200,082,516
Offering of Units   2,238,093.744   51,589,367     --       51,589,367
Net loss                 --        (16,455,697)  (238,717) (16,694,414)
Redemptions          (928,973.063) (21,171,795)    --      (21,171,795)
                    -------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1999   9,716,887.432  210,877,519  2,928,155  213,805,674
                    =============  ===========  =========  ===========


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                            Partnership      Limited     General
                              Interest      Partners     Partner      Total
                           --------------  -----------  ---------  -----------
                                                $           $           $
Morgan Stanley Dean Witter Spectrum Strategic L.P.
Partners' Capital,
December 31, 1996           4,229,101.851   44,645,423    473,454   45,118,877
Offering of Units           1,956,789.313   22,377,135    150,000   22,527,135
Net loss                         --         (1,054,657)   (10,222)  (1,064,879)
Redemptions                  (668,003.709)  (7,485,552)    --       (7,485,552)
                           --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997           5,517,887.455   58,482,349    613,232   59,095,581
Offering of Units           1,610,245.841   16,662,471     80,000   16,742,471
Net income                       --          4,958,188     56,907    5,015,095
Redemptions                (1,031,933.595) (10,431,372)    --      (10,431,372)
                           --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998           6,096,199.701   69,671,636    750,139   70,421,775
Offering of Units           1,300,877.987   16,846,544    100,000   16,946,544
Net income                       --         27,829,050    300,020   28,129,070
Redemptions                  (601,106.169)  (7,804,868)    --       (7,804,868)
                           --------------  -----------  ---------  -----------
Partners' Capital, Decem-
ber 31, 1999                6,795,971.519  106,542,362  1,150,159  107,692,521
                           ==============  ===========  =========  ===========

                              Units of
                            Partnership      Limited     General
                              Interest      Partners     Partner      Total
                           --------------  -----------  ---------  -----------
                                                $           $           $
Morgan Stanley Dean Witter Spectrum Technical L.P.
Partners' Capital,
December 31, 1996           8,300,169.234  111,852,280  1,133,349  112,985,629
Offering of Units           5,034,287.188   69,082,458    600,000   69,682,458
Net income                       --         11,589,197    117,887   11,707,084
Redemptions                  (899,755.684) (12,424,664)    --      (12,424,664)
                           --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997          12,434,700.738  180,099,271  1,851,236  181,950,507
Offering of Units           4,731,996.876   69,886,681    565,000   70,451,681
Net income                       --         22,571,217    230,153   22,801,370
Redemptions                (1,342,497.646) (20,102,124)    --      (20,102,124)
                           --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 1998          15,824,199.968  252,455,045  2,646,389  255,101,434
Offering of Units           3,976,153.731   61,073,132    410,000   61,483,132
Net loss                         --        (20,531,494)  (208,669) (20,740,163)
Redemptions                (1,772,457.606) (27,088,685)    --      (27,088,685)
                           --------------  -----------  ---------  -----------
Partners' Capital, Decem-
ber 31, 1999               18,027,896.093  265,907,998  2,847,720  268,755,718
                           ==============  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Global
Balanced L.P.
Statements of Cash Flows

                                                     For the Years Ended
                                                         December 31,
                                               ----------------------------------
                                                  1999        1998        1997
                                               ----------  ----------  ----------
                                                   $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                        402,310   5,577,888   3,599,516
Noncash item included
  in net income:
 Net change in unrealized                       1,157,073  (1,285,628)   (464,966)
(Increase) decrease in operating assets:
 Interest receivable (DWR)                        (77,458)    (48,192)    (33,466)
 Net option premiums                               --        (458,150)    458,150
Increase (decrease) in operating liabilities:
 Accrued brokerage
   fees (DWR)                                      47,054      70,079       7,615
 Accrued management
   fee                                             12,787      20,703       4,507
 Incentive fee payable                            (69,730)     69,730      --
                                               ----------  ----------  ----------
Net cash provided by
  operating activities                          1,472,036   3,946,430   3,571,356
                                               ----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                              16,319,278  17,637,965   6,527,261
(Increase) decrease in subscriptions
  receivable                                      315,143    (537,387)   (434,141)
Increase (decrease) in redemptions
  payable                                         549,551       3,614    (686,849)
Redemptions of Units                           (4,771,448) (2,985,217) (3,149,796)
                                               ----------  ----------  ----------
Net cash provided by financing activities      12,412,524  14,118,975   2,256,475
                                               ----------  ----------  ----------
Net increase in cash                           13,884,560  18,065,405   5,827,831
Balance at beginning of
  period                                       43,020,361  24,954,956  19,127,125
                                               ----------  ----------  ----------
Balance at end of period                       56,904,921  43,020,361  24,954,956
                                               ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Select L.P.
Statements of Cash Flows

                                              For the Years Ended
                                                 December 31,
                                      -------------------------------------
                                         1999         1998         1997
                                      -----------  -----------  -----------
                                           $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     (16,694,414)  22,695,060    9,943,717
Noncash item included
  in net income (loss):
 Net change in unrealized               1,547,990    1,192,107   (3,149,167)
(Increase) decrease in
  operating assets:
 Net option premiums                     (776,380)     --            18,205
 Interest receivable (DWR)               (130,447)      46,346     (105,144)
 Due from DWR                             --         1,097,517     (688,191)
Increase (decrease) in
  operating liabilities:
 Accrued brokerage
   fees (DWR)                             106,631    1,164,344     (491,315)
 Accrued management
   fees                                    44,124       58,124       19,815
 Accrued administrative expenses          --           (72,499)     (50,844)
 Incentive fees payable                   --           --          (348,459)
 Accrued transaction fees and costs       --           --           (64,595)
                                      -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                (15,902,496)  26,180,999    5,084,022
                                      -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                      51,589,367   30,297,590   12,056,614
(Increase) decrease in subscriptions
  receivable                            2,291,656   (6,021,707)   5,365,420
Increase (decrease) in
  redemptions payable                   2,824,861   (1,332,933)     (97,843)
Redemptions of Units                  (21,171,795) (19,683,455) (19,013,295)
                                      -----------  -----------  -----------
Net cash provided by (used
  for) financing activities            35,534,089    3,259,495   (1,689,104)
                                      -----------  -----------  -----------
Net increase in cash                   19,631,593   29,440,494    3,394,918
Balance at beginning of
  period                              187,619,419  158,178,925  154,784,007
                                      -----------  -----------  -----------
Balance at end of period              207,251,012  187,619,419  158,178,925
                                      ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Statements of Cash Flows

                                                 For the Years Ended
                                                    December 31,
                                          -----------------------------------
                                             1999        1998         1997
                                          ----------  -----------  ----------
                                              $            $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                         28,129,070    5,015,095  (1,064,879)
Noncash item included in net income
  (loss):
 Net change in unrealized                 (4,264,478)  (2,771,722) (2,387,258)
(Increase) decrease in operating assets:
 Net option premiums                         237,299       96,477    (367,448)
 Interest receivable (DWR)                  (134,335)      17,798     (59,402)
Increase in operating liabilities:
 Accrued brokerage fees (DWR)                184,395       45,565      36,599
 Accrued management
   fees                                       94,670       30,719      31,436
                                          ----------  -----------  ----------
Net cash provided by (used
  for) operating activities               24,246,621    2,433,932  (3,810,952)
                                          ----------  -----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                         16,946,544   16,742,471  22,527,135
(Increase) decrease in subscriptions
  receivable                                  52,093     (962,792)       (168)
Increase (decrease) in redemptions
  payable                                    448,884     (967,188)   (124,372)
Redemptions of Units                      (7,804,868) (10,431,372) (7,485,552)
                                          ----------  -----------  ----------
Net cash provided by
  financing activities                     9,642,653    4,381,119  14,917,043
                                          ----------  -----------  ----------
Net increase in cash                      33,889,274    6,815,051  11,106,091
Balance at beginning of period            63,919,054   57,104,003  45,997,912
                                          ----------  -----------  ----------
Balance at end of period                  97,808,328   63,919,054  57,104,003
                                          ==========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Technical L.P.
Statements of Cash Flows

                                                         For the Years Ended
                                                            December 31,
                                                 -------------------------------------
                                                    1999         1998         1997
                                                 -----------  -----------  -----------
                                                      $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                                (20,740,163)  22,801,370   11,707,084
Noncash item included
  in net income (loss):
 Net change in unrealized                            872,972   (6,612,556)  (9,762,823)
(Increase) decrease in operating
  assets:
 Net option premiums                                  74,725          --       328,955
 Interest receivable (DWR)                          (183,270)     (60,123)    (275,721)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                        120,330      341,957      320,941
 Accrued management fees                              66,388      220,319      197,331
 Incentive fees payable                                  --      (139,190)     139,190
                                                 -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                           (19,789,018)  16,551,777    2,654,957
                                                 -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                                 61,483,132   70,451,681   69,682,458
(Increase) decrease in subscriptions receivable       75,719   (1,037,012)   2,151,502
Increase in redemptions payable                    1,718,282      330,081      325,421
Redemptions of Units                             (27,088,685) (20,102,124) (12,424,664)
                                                 -----------  -----------  -----------
Net cash provided by financing
  activities                                      36,188,448   49,642,626   59,734,717
                                                 -----------  -----------  -----------
Net increase in cash                              16,399,430   66,194,403   62,389,674
Balance at beginning of period                   235,044,325  168,849,922  106,460,248
                                                 -----------  -----------  -----------
Balance at end of period                         251,443,755  235,044,325  168,849,922
                                                 ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (for-merly known as Dean Witter Spectrum Global Balanced L.P.) ("Spectrum Global Balanced"), Morgan Stanley Dean Witter Spectrum Select L.P. (formerly known as Dean Witter Spectrum Select L.P.) ("Spectrum Select"), Morgan Stanley Dean Witter Spectrum Strategic L.P. (formerly known as Dean Witter Spectrum Strate-gic L.P.) ("Spectrum Strategic") and Morgan Stanley Dean Witter Spectrum Tech-nical L.P. (formerly known as Dean Witter Spectrum Technical L.P.) ("Spectrum Technical"), (individually, a "Partnership," or collectively, the "Partner-ships"), are limited partnerships organized to engage in the speculative trad-ing of futures and forward contracts, options on futures contracts, physical commodities and other commodity interests, including, but not limited to for-eign currencies, financial instruments, metals, energy and agricultural prod-ucts (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Spectrum Select became one of the Spectrum Series of funds effective June 1, 1998. Each outstanding unit of limited partnership interest ("Unit(s)") in Dean Witter Select Futures Fund L.P. was converted into 100 Units of Spectrum Select. The number of Units outstanding, net income or loss per Unit and Net Asset Value per Unit have been adjusted for all reporting periods to reflect this conversion.

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time, DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with generally accepted accounting principles, which require management to make es-timates and assumptions that affect the reported amounts in the

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

financial statements and related disclosures. Management believes that the es-timates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily "Net Assets" (as defined in the limited partnership agreements) for the month in the case of Spectrum Select, Spectrum Strategic and Spectrum Technical, and 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with DWR and Carr to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various contracts with Carr acting as their commodity broker. Pursuant to brokerage agreements with Carr, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with Carr, the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage and Related Transaction Fees and Costs-- Prior to July 31, 1997, brokerage fees for Spectrum Global Balanced were accrued at a monthly rate of 11/24 of 1% of Net Assets (a 5.5% annual rate) as of the first day of each month. From August 1, 1997 to May 31, 1998, brokerage fees were accrued at 49/120 of 1% of Net Assets (a 4.9% annual rate) as of the first day of each month.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

Effective June 1, 1998, brokerage fees were reduced to 1/12 of 4.60% of Net Assets (a 4.60% annual rate) as of the first day of each month.

Prior to June 1, 1998, brokerage commissions for Spectrum Select were accrued on a half-turn basis at 80% of DWR's published non-member rates and transaction fees and costs were accrued on a half-turn basis. Brokerage commissions and transaction fees and costs combined were capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of Spectrum Select's month-end Net Assets. Effective June 1, 1998 brokerage fees for Spectrum Select were reduced to a monthly rate of 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month.

Prior to July 31, 1997, brokerage fees for Spectrum Strategic and Spectrum Technical were accrued at a monthly rate of 33/48 of 1% of Net Assets (an 8.25% annual rate) as of the first day of each month. From August 1, 1997 to May 31, 1998, brokerage fees were accrued at 51/80 of 1% of the Net Assets (a 7.65% annual rate) as of the first day of each month. Effective June 1, 1998, brokerage fees for Spectrum Strategic and Spectrum Technical were reduced to 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month.

Such brokerage fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and continuing offering expenses.

Operating Expenses--The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by DWR through the brokerage fees paid by the Partnerships (effective June 1, 1998 for Spectrum Select with its change to a flat rate brokerage fee).

Prior to June 1, 1998, Spectrum Select was charged all operating expenses related to its trading activities to a maximum of 1/4 of 1% annually of Spectrum Select's average month end Net Assets. Demeter was responsible for operating expenses in excess of the cap.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


Continuing Offering--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month. No selling commissions or charges related to the continuing offering of Units will be paid by the Limited Partners or the Partnership. DWR will pay all such costs.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units redeemed on or prior to the last day of the twelfth month after such Units were purchased will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. The foregoing redemption charges will be paid to DWR. Re-demptions must be made in whole Units, in a minimum amount of 50 Units, unless a Limited Partner is redeeming his entire interest in a Partnership.

Exchanges--On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partner-ships, and the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions out-lined in the Limited Partnership Agreement) without paying additional charges.

Dissolution of the Partnership--Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage fees to DWR as described in Note 1. Each Part-nership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


3. Trading Advisors

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership are as follows:

Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
 RXR, Inc.

Morgan Stanley Dean Witter Spectrum Select L.P.
 EMC Capital Management, Inc.
 Rabar Market Research, Inc.
 Sunrise Capital Management, Inc.

Morgan Stanley Dean Witter Spectrum Strategic L.P.
 Blenheim Investments, Inc. ("Blenheim")
 Allied Irish Capital Management, Ltd. ("AICM")
 Willowbridge Associates Inc. ("Willowbridge")

  Effective April 30, 1998, A. Gary Shilling & Co., Inc. ("Shilling") was ter-minated as an advisor to the Partnership. The assets of the Partnership pre-viously allocated to Shilling were allocated to Stonebrook Capital Manage-ment Inc., ("Stonebrook"), effective June 1, 1998.

  Effective March 4, 1999, Stonebrook was terminated as an advisor to the Partnership. The assets of the Partnership previously allocated to Stonebrook were allocated to AICM, effective June 1, 1999.

Morgan Stanley Dean Witter Spectrum Technical L.P.
 Campbell & Company, Inc. ("Campbell")
 Chesapeake Capital Corporation ("Chesapeake")
 John W. Henry & Company, Inc. ("JWH")

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

Management Fee--The management fee is accrued at the rate of 5/48 of 1% per month of Net Assets on the first day of each month (a 1.25% annual rate) for Spectrum Global Balanced.

The management fee is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate) for Spectrum Select. Prior to June 1, 1998, the management fee was accrued at the rate of 1/4 of 1% of the Partnership's adjusted Net Assets, as defined in its limited partnership agreements, as of the last day of each month (a 3% annual rate).

The management fee is accrued at the rate of 1/12 of 4% per month of Net Assets allocated to each of Blenheim

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

and Willowbridge on the first day of each month, and 1/12 of 3% per month of Net Assets allocated to AICM on the first day of each month for Spectrum Stra-tegic (annual rates of 4% and 3%, respectively). Prior to June 1, 1998, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to each trading advisor on the first day of each month (a 4% annual rate).

The management fee is accrued at the rate of 1/3 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 4% annual rate) for Spectrum Technical.

Incentive Fee--Spectrum Global Balanced, Spectrum Select and Spectrum Strate-gic each pay a monthly incentive fee equal to 15% of the trading profits expe-rienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after broker-age and management fees are deducted. Prior to June 1, 1998, trading profits for Spectrum Select represented the amount by which profits from futures, for-wards and options trading exceed losses, after brokerage commissions, manage-ment fees, administrative expenses and transaction fees and costs were paid. Prior to June 1, 1998, Spectrum Select paid a quarterly incentive fee to each trading advisor equal to 17.5% of the trading profits.

Spectrum Technical pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Campbell and JWH and 19% of the Trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month. Trading profits represent the amount by which profits from futures, forwards and options trad-ing exceed losses after brokerage and management fees are deducted. Prior to June 1, 1998, Spectrum Technical paid an incentive fee equal to 15% of trading profits to all trading advisors.

For all Partnerships when trading losses are incurred, no incentive fee will be paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each months subscriptions and redemptions.

4. Financial Instruments

The Partnerships trade futures and forward contracts and options on futures contracts and on physical commodities, in interest rates, stock indicies, com-modities, currencies, precious and industrial metals and energy products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including inter-est rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superscedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instru-ments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnerships' financial statements.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled at December 31, 1999 and 1998, respectively, $810,114 and $1,967,187 for Spectrum Global Balanced, $6,887,064 and $8,435,054 for Spectrum Select, $9,563,813 and $5,299,335 for Spectrum Strategic, and $18,036,296 and $18,909,268 for Spectrum Technical.

For Spectrum Global Balanced, of the $810,114 net unrealized gain on open con-tracts at December 31, 1999, $669,640 related to exchange-traded futures con-tracts and $140,474 related to off-exchange-traded forward currency contracts. Of the $1,967,187 net unrealized gain on open contracts at December 31, 1998, $2,044,752 related to exchange-traded futures contracts and $(77,565) related to off-exchange-traded forward currency contracts.

For Spectrum Select, of the $6,887,064 net unrealized gain on open contracts at December 31, 1999, $6,935,040 related to exchange-traded futures and futures-styled options contracts and $(47,976) related to off-exchange-traded forward currency contracts. Of the $8,435,054 net unrealized gain on open con-tracts at December 31, 1998, $8,982,276 related to exchange-traded futures contracts and $(547,222) related to off-exchange-traded forward currency con-tracts.

For Spectrum Strategic, the $9,563,813 net unrealized gain on open contracts at December 31, 1999 and the $5,299,335 net unrealized gain on open contracts at December 31, 1998 all related to exchange-traded futures and futures-styled options contracts.

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)


For Spectrum Technical, of the $18,036,296 net unrealized gain on open contracts at December 31, 1999, $17,006,044 related to exchange-traded futures and future-styled options contracts and $1,030,252 related to off-exchange-traded forward currency contracts. Of the $18,909,268 net unrealized gain on open contracts at December 31, 1998, $19,606,697 related to exchange-traded futures contracts and $(697,429) related to off-exchange-traded forward currency contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 1999 and 1998 mature as follows:

                                                      1999          1998
                                                  ------------- -------------
 Spectrum Global Balanced
 Exchange-Traded Contracts                        June 2000     March 1999
 Off-Exchange-Traded Forward Currency Contracts   March 2000    March 1999
 Spectrum Select
 Exchange-Traded Contracts                        December 2000 December 1999
 Off-Exchange-Traded Forward Currency Contracts   March 2000    March 1999
 Spectrum Strategic
 Exchange-Traded Contracts                        December 2001 March 2000
 Spectrum Technical
 Exchange-Traded Contracts                        December 2000 December 1999
 Off-Exchange-Traded Forward Currency Contracts   March 2000    March 1999

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commis-sion to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 1999 and 1998 respec-tively, $57,574,561 and $45,065,113 for Spectrum Global Balanced, $214,186,052
and $196,601,695 for Spectrum Se-

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Continued)

lect, $107,372,141 and $69,218,389 for Spectrum Strategic and $268,449,799 and
$254,651,022 for Spectrum Technical. With respect to the Partnerships' off-ex-change-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Each Partnership has a netting agreement with Carr. These agree-ments, which seek to reduce both the Partnerships' and Carr's exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnerships payment of the net liquidating value of the transactions in the Partnerships' accounts with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, Spectrum Select (under its original name, "Dean Witter Select Futures Fund L.P.") and certain other limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the Califor-nia Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the

Morgan Stanley Dean Witter Spectrum Series
Notes to Financial Statements--(Concluded)

Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including Spectrum Select, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspeci-fied amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early Decem-ber 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148