Form 10-Q
period 2000-03-31
WITTER DEAN SPECTRUM STRATEGIC LP
filed 2000-05-15
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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


_________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


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

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999........................2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 2000 and 1999
     (Unaudited)..............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................5

         Notes to Financial Statements (Unaudited).............6-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.....12-18

Item 3. Quantitative and Qualitative Disclosures about

Market Risk ..................................... 18-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 32

Item 2. Changes in Securities and Use of Proceeds ........32-34

Item 5. Other Information................................... 34

Item 6. Exhibits and Reports on Form 8-K.....................34








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       March 31,     December 31,

2000                                 1999
                                         $               $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            84,075,566      97,808,328
 Net unrealized gain on open contracts3,854,115   9,563,813
                Net                option                premiums
108,928                              (11,653)

      Total Trading Equity       88,038,609     107,360,488

Subscriptions receivable           1,648,663      1,743,958
Interest                     receivable                     (DWR)
319,779                                                 339,582

      Total Assets               90,007,051     109,444,028


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,349,921          847,860
 Accrued brokerage fees (DWR)        539,748          590,001
 Accrued management fees             282,097          313,646

      Total Liabilities            2,171,766        1,751,507


Partners' Capital

 Limited Partners (7,001,397.561 and
          6,723,390.378  Units, respectively)  86,909,522   106,5
42,362
 General Partner (74,579.110 and
     72,581.141 Units, respectively)     925,763       1,150,159

 Total Partners' Capital          87,835,285      107,692,521

  Total  Liabilities and Partners' Capital   90,007,051    109,44
4,028


NET ASSET VALUE PER UNIT              12.41                15.85

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                      2000         1999
                                        $            $

REVENUES
 Trading profit (loss):
    Realized                    (15,636,889)   5,490,705
      Net change in unrealized   (5,709,698)    (263,612)
      Total Trading Results     (21,346,587)    5,227,093
                Interest               Income               (DWR)
1,009,168                                         621,201
      Total Revenues            (20,337,419)    5,848,294
EXPENSES

                Brokerage               fees                (DWR)
1,842,276                                               1,265,457
Management                                                   fees
973,088                                           686,283
                          Incentive                          fees
662,823                                         1,012,167
                              Total                      Expenses
3,478,187                                       2,963,907
NET INCOME (LOSS)               (23,815,606)    2,884,387

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                      (23,566,210)
2,854,127                                      General    Partner
(249,396)                                          30,260
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(3.44)                             .47                    General
Partner
(3.44)                            .47



          The accompanying notes are an integral part of these financial statements.

       -
       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
 December 31, 1998   6,096,199.701         $69,671,636           $750,139
$70,421,775

Offering of Units    270,751.838            3,155,264            50,000
3,205,264

Net                                                        Income
-                                          2,854,127             30,260
2,884,387

Redemptions              (161,367.385)                (1,933,488)
-                                  (1,933,488)

Partners' Capital,
 March 31, 1999    6,205,584.154            $73,747,539           $830,399
$74,577,938



Partners' Capital,
 December 31, 1999   6,795,971.519         $106,542,362          $1,150,159
$107,692,521

Offering of Units     552,786.769          7,543,441      25,000      7,568,441

Net                                                          Loss
-                                          (23,566,210)          (249,396)
(23,815,606)

Redemptions             (272,781.617)                 (3,610,071)
-                                   (3,610,071)

Partners' Capital,
 March 31, 2000    7,075,976.671            $86,909,522           $925,763
$87,835,285






           The accompanying notes are an integral part of these financial statements.



-
       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000         1999
                                        $            $

CASH FLOWS FROM OPERATING ACTIVITIES
Net                         income                         (loss)
(23,815,606)                                 2,884,387
Noncash item included in net income (loss):
         Net      change     in     unrealized          5,709,698
263,612

(Increase) decrease in operating assets:
                Net                option                premiums
(120,581)                                               705,904
       Interest      receivable      (DWR)                 19,803
(21,262)

Increase (decrease) in operating liabilities:
     Accrued     brokerage     fees     (DWR)            (50,253)
20,529
Accrued                      management                      fees
(31,549)                               15,375

Net  cash  provided  by  (used  for)  operating  activities   (18
,288,488)                                            3,868,545

CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
7,568,441                                         3,205,264
 Decrease  in  subscriptions  receivable                   95,295
 442,658
 Increase            in            redemptions            payable
 502,061
 336,836
 Redemptions     of    Units                          (3,610,071)
 (1,933,488)

Net      cash      provided      by     financing      activities
4,555,726                         2,051,270

Net          increase         (decrease)         in          cash
(13,732,762)
5,919,815

Balance          at         beginning          of          period
97,808,328
63,919,054
Balance      at      end     of     period             84,075,566
69,838,869


           The accompanying notes are an integral part of these financial statements.



      -
       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter   Spectrum   Strategic  L.P.  (the  "Partnership").    The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.



1.   Organization

Morgan  Stanley Dean Witter Spectrum Strategic L.P. is a Delaware

limited  partnership  organized  to  engage  primarily   in   the

speculative trading of futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests,  including  but  not limited  to  foreign  currencies,

financial  instruments, metals, energy and agricultural  products

(collectively, "futures interests").  The Partnership is  one  of

the   Morgan  Stanley  Dean  Witter  Spectrum  Series  of  funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Commodity  L.P.  (formerly, Morgan Stanley  Tangible  Asset  Fund

L.P.), Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

Morgan  Stanley  Dean  Witter Spectrum  Select  L.P.  and  Morgan

Stanley Dean Witter Spectrum Technical L.P.

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

Ltd., (collectively, the "Trading Advisors").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts,  physical  commodities  and  other  commodity interests,  including  but  not limited  to  foreign  currencies,

financial  instruments, metals, energy and agricultural products.

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



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $3,854,115 and

$9,563,813 at March 31, 2000 and December 31, 1999, respectively.

Of  the $3,854,115 net unrealized gain on open contracts at March

31,  2000,  $3,854,344  related to  exchange-traded  futures  and futures-styled  option  contracts  and  $(229)  related  to  off-

exchange-traded forward currency contracts.



The  entire  $9,563,813 net unrealized gain on open contracts  at

December 31, 1999 related to exchange-traded futures and futures-

styled options contracts.



Exchange-traded futures and futures-styled option contracts  held by the Partnership at March 31, 2000 and December 31, 1999 mature

through  December  2001.   Off-exchange-traded  forward  currency

contracts  held  by  the  Partnership at March  31,  2000  mature through April 2000.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments in

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate, totaled $87,929,910 and $107,372,141 at March 31, 2000

and   December  31,  1999,  respectively.  With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain on open forward
contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

Partnership's and Carr's exposure on off-exchange-traded  forward currency  contracts, should materially decrease the Partnership's credit  risk  in  the event of Carr's bankruptcy  or  insolvency.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).



4.  Subsequent Event

Effective  April  14,  2000,  Willowbridge  Associates  Inc.  was

terminated  as  an advisor to the Partnership.   The  Net  Assets

previously  allocated  to  Willowbridge  Associates   Inc.   will

continue to earn interest on 100% of those assets and will not be subject to fees until such Net Assets are re-allocated.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest  bearing  bank  accounts  or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards and  options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



The  Partnership's  investment in futures, forwards  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no
trading.   These market conditions could prevent the  Partnership

from  promptly  liquidating its futures or options contracts  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three months ended March 31, 2000 and 1999, respectively and a  general  discussion  of  its trading  activities  during  each

period.   It  is  important to note, however,  that  the  Trading

Advisors  trade  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of  the  Partnership is difficult to discuss other  than  in  the context of its Trading Advisors' trading activities on behalf  of the  Partnership as a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading  losses net of interest income of $20,337,419  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 9.3% were  recorded  in  the global  stock index futures markets from short positions in  U.S.

stock  index  futures as domestic equity prices moved  higher  in early January on fears of an interest rate hike and reports of  a major corporate merger. Additional losses were recorded during

February from short positions in NASDAQ 100 Index futures as  the

NASDAQ  Index climbed higher on strength in computer-chip  makers and biotechnology companies.  In the currency markets, losses  of approximately  8.3% were recorded primarily during  January  from long  positions  in the euro as the value of the European  common currency weakened versus the U.S. dollar.  The euro dropped below parity  with the U.S. dollar late in January, hurt by  skepticism about  Europe's economic outlook and lack of public  support  for the  economy  from  European officials.  During February,  losses were also recorded from long positions in the euro due to reduced

expectations  for  an  interest rate  increase.   In  the  metals

markets, losses of approximately 6.5% were experienced from  long positions in aluminum and copper futures as prices reversed lower earlier  in  February due primarily to technically based  selling and  again  in  late  February and late March,  led  downward  by falling  prices  of other base metals and the  softening  of  oil

prices.   In the global interest rate futures markets, losses  of

approximately 5.0% were experienced from short positions in  U.S.

Treasury bond futures as interest rates at the longer-end of  the yield  curve  declined during the second half  of  January,  thus

resulting  in  domestic bond prices being pushed higher.   During

February,  losses  were incurred from short positions  in  German interest  rate futures as prices increased following a  surge  in

U.S.  bond  prices.  In soft commodities, losses of approximately

2.2%  were recorded during January and February from long  coffee futures positions as coffee prices declined in the wake of
forecasts  for  a  bumper  crop in  Brazil.   These  losses  were

partially  offset  by  gains  of  approximately  10.4%   recorded

primarily during January in the energy markets from long  futures positions  in  crude oil and its refined products as  oil  prices

increased  on  growing  speculation  that  the  Organization   of

Petroleum Exporting Countries (OPEC) would extend production cuts beyond the current deadline of March 2000. Additional gains  were recorded  during March from short positions in crude oil  futures as  prices  declined  after OPEC effectively restored  production levels to their year-earlier level.  In the agricultural markets,

gains  of approximately 0.7% were recorded primarily during March from  long  positions in soybean futures as prices  moved  higher amid  warm,  dry long-term forecasts for U.S. growing areas  that fanned  fears of a drought this summer.  Total expenses  for  the three months ended March 31, 2000 were $3,478,187, resulting in a net  loss  of  $23,815,606.  The value of a Unit  decreased  from

$15.85 at December 31, 1999 to $12.41 at March 31, 2000.


For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $5,848,294

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains of approximately 7.3% were recorded  primarily during  March in the energy markets from long crude oil positions as  prices climbed to their highest level since October 1,  1998.

This strong upward move in energy prices was largely attributed to confirmation of OPEC production cuts and supply concerns

caused  by  an  explosion  at a U.S.  refinery.   In  the  global

interest  rate futures markets, gains of approximately 4.1%  were recorded  mainly  during February from short U.S.  interest  rate futures  positions  as  prices dropped  in  reaction  to  Federal

Reserve  Chairman  Alan  Greenspan's  warnings  in  Congressional testimony  that  a strong economy could reignite inflation,  thus

increasing  the  prospects  of an interest  rate  hike.   In  the

currency  markets,  gains  of approximately  1.5%  were  recorded during  January and February largely from short positions in  the euro as the value of the common European currency fell versus the

U.S.  dollar.   The  euro's  weakness  against  the  dollar   was

attributed  to  fears  that the European  Central  Bank  may  cut interest rates amid a recent economic slowdown in that region.  A portion  of  these  gains  was offset by losses  recorded  during

January from long Japanese yen positions after an intervention by the  Bank  of Japan boosted the U.S. dollar against the  yen  and helped ease concerns about the impact of a strong yen on Japanese

exports.    Losses  were  also  recorded  in  March  from   newly

established short Japanese yen positions as the value of the  yen increased  versus  the U.S. dollar amid new  signs  that  Japan's economy may be on the mend and speculation that Japanese interest rates  may soon rise.  In the global stock index futures markets,

losses  of  approximately 3.6% were experienced primarily  during

March from short S&P 500 Index futures positions as equity prices increased in reaction to Wall Street reaching a major milestone during mid-March, as the Dow Jones Industrial Average hit 10,000

for the first time.  In soft commodities, losses of approximately

1.2%  were  experienced  throughout a  majority  of  the  quarter largely  from  long  cocoa futures positions as  prices  hit  new

contract   lows  during  mid-February  on  an  overabundance   of

speculative  sales.   Total expenses for the three  months  ended

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




The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

At   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $88 million  and  $75  million,

respectively.

     Primary Market       March 31, 2000     March 31, 1999
     Risk Category        Value at Risk      Value at Risk

     Interest Rate            (1.00)%             (1.97)%

     Currency                 (0.95)              (2.40)

     Equity                   (0.58)              (1.53)

     Commodity                (2.11)              (0.69)

     Aggregate Value at Risk  (2.49)%             (2.97)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (1.97)%   (0.52)%   (1.33)%

Currency                           (2.98)    (0.95)    (1.98)

Equity                             (2.41)    (0.58)    (1.58)

Commodity                          (3.13)    (0.69)    (2.18)

Aggregate Value at Risk            (4.88)%   (2.49)%   (3.58)%



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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may represent are immaterial.  The Partnership also maintains a  substantial portion (approximately 85%) of its available  assets in cash at DWR.  A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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

The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rate.  The Partnership's exposure in the interest  rate market  complex was spread across the Japanese, U.S. and European interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   Demeter  anticipates that G-7  interest  rates  will

remain the primary interest rate exposure of the Partnership  for the foreseeable future.  The changes in interest rates which have the  most effect on the Partnership are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions held by the Partnership are in medium- to long-

term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium- to long-term rates to remain steady.

Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposure  was in the Nikkei (Japan) stock index.  The Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static markets in the U.S., European and Japanese indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses).



Commodity.

Energy.  The primary market exposure in the Partnership is in the

energy  sector.   On  March  31, 2000, the  Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other economic fundamentals.  It is possible that volatility will remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Metals.  The second largest market exposure at March 31, 2000 was in  the metals complex.  The Partnership's metals market exposure is  to  fluctuations in the price of base metals.  During periods of  volatility, base metals will affect performance dramatically.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Soft  Commodities  and Agriculturals.  On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the coffee, soybeans and soybean related products, and  wheat

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign Currency Balances.  The Partnership does not have foreign currency balances as of March 31, 2000.



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

                             - 30 -

Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).



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

S-1, which became effective on April 30, 1996 (SEC File Number 333-

3222);  such  Units  were  allocated to the  Partnership,  Spectrum

Technical and Spectrum Global Balanced as follows:  The Partnership

2,500,000,   Spectrum  Technical  5,000,000  and  Spectrum   Global

Balanced 1,000,000.



The  Partnership registered an additional 6,500,000 Units  pursuant to  another  Registration  Statement  on  Form  S-1,  which  became effective on February 28, 2000 (SEC File Number 333-90487).



The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  March  31, 2000, 10,202,100.866 Units were  sold,  leaving

8,797,899.134  Units  unsold as of March 31, 2000.   The  aggregate

price of the Units sold through March 31, 2000 is $112,769,129.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in accordance with the "Investment Programs, Use of Proceeds and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management Inc. ("DWFCM")  and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



Effective  April  14,  2000,  Willowbridge  Associates   Inc.   was

terminated as an advisor to the Partnership.



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




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

May 12, 2000                By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                     Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.