Form 10-Q
period 2000-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 2000-08-14
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For          the          transition         period          from
to___________________

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

Yes    X            No___________


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999....................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)...................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)...................4

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 2000 and 1999
     (Unaudited)..........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)...................6

        Notes to Financial Statements (Unaudited).........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.13-23

Item 3. Quantitative and Qualitative Disclosures about

Market Risk ..................................23-36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.............................37-38

Item 2. Changes in Securities and Use of Proceeds.....39-40

Item 5. Other Information.............................40-41

Item 6. Exhibits and Reports on Form 8-K..............41-42



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                 1999                       $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             75,676,687     97,808,328

 Net unrealized gain on open contracts (Carr)4,790,559  9,563,813
    Net    unrealized    gain    on   open    contracts    (MSIL)
21,569                                   -
 Net unrealized gain on open contracts (MS & Co.)          9,544 ______ -___

  Total  net  unrealized gain on open contracts   4,821,672    9,
563,813

 Net option premiums                 823,821       (11,653)

      Total Trading Equity        81,322,180    107,360,488

Subscriptions receivable          1,509,140       1,743,958
Interest receivable (DWR)            338,224            339,582

      Total Assets                83,169,544    109,444,028

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,116,160          847,860
 Accrued brokerage fees (DWR)        440,215          590,001
 Accrued management fees             219,734          313,646

      Total Liabilities            1,776,109        1,751,507

Partners' Capital

 Limited Partners (7,114,495.810 and
 6,723,390.378 Units, respectively) 80,549,064    106,542,362
 General Partner (74,579.110 and
 72,581.141 Units, respectively)       844,371        1,150,159

 Total Partners' Capital          81,393,435      107,692,521

  Total  Liabilities and Partners' Capital    83,169,544       10
9,444,028

NET      ASSET     VALUE     PER     UNIT                   11.32
15.85

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,


2000                             1999

$                                        $
REVENUES
 Trading profit (loss):
          Realized                      (7,525,189)     1,731,364
Net change in unrealized             967,557      5,548,204
      Total Trading Results      (6,557,632)  7,279,568
 Interest Income (DWR)             1,011,967        634,040
      Total Revenues             (5,545,665)     7,913,608
EXPENSES

    Brokerage   fees   (DWR)                1,263,688   1,275,326
Management fees                      640,157     690,687
 Incentive fees                      316,727          7,592

      Total Expenses               2,220,572     1,973,605
NET INCOME (LOSS)                (7,766,237)     5,940,003

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                       (7,684,845)
5,876,107
 General Partner                    (81,392)       63,896

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(1.09)                                                       0.92
General                                                   Partner
(1.09)                                      0.92





          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,


2000                              1999

$                                                          $
REVENUES
 Trading profit (loss):
       Realized                       (23,162,078)      7,222,069
Net change in unrealized         (4,742,141)    5,284,592

      Total Trading Results     (27,904,219)   12,506,661

 Interest Income (DWR)             2,021,135    1,255,241
      Total Revenues            (25,883,084)   13,761,902


EXPENSES

 Brokerage fees (DWR)              3,105,964  2,540,783
    Management   fees                    1,613,245      1,376,970
Incentive           fees                                  979,550
1,019,759

    Total Expenses                 5,698,759     4,937,512

NET INCOME (LOSS)               (31,581,843)    8,824,390


NET INCOME (LOSS) ALLOCATION

 Limited Partners               (31,251,055)    8,730,234
 General Partner                   (330,788)     94,156

NET INCOME (LOSS) PER UNIT

 Limited Partners                     (4.53)         1.39
 General Partner                      (4.53)         1.39





          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total



Partners' Capital,
  December 31, 1998   6,096,199.701  $69,671,636  $750,139  $70,4
21,775

Offering of Units   625,437.180  7,351,975  50,000  7,401,975

Net                                                        Income
-                                8,730,234   94,156  8,824,390

Redemptions              (351,635.935)                (4,203,781)
-                                   (4,203,781)

Partners' Capital,
  June 30, 1999      6,370,000.946           $81,550,064        $
894,295                          $82,444,359




Partners' Capital,
 December 31, 1999  6,795,971.519          $106,542,362          $1,150,159
$107,692,521

Offering    of    Units        978,091.930             12,494,628
25,000                           12,519,628

Net                                                          Loss
-                                          (31,251,055)          (330,788)
(31,581,843)

Redemptions         (584,988.529)             (7,236,871)        _____-__
(7,236,871)

Partners' Capital,
 June 30, 2000      7,189,074.920            $80,549,064           $844,371
$81,393,435








           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)






                               For the Six Months Ended June 30,


2000                            1999

$                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                 (31,581,843)              8
,824,390
 Noncash item included in net income (loss):
      Net  change  in  unrealized         4,742,141             (
5,284,592)

(Increase) decrease in operating assets:
      Net  option  premiums              (835,474)              (
569,391)
    Interest receivable (DWR)           1,358            (6,499)

Decrease in operating liabilities:
    Accrued brokerage fees (DWR)    (149,786)            (488)
         Accrued      management      fees               (93,912)
(2,156)

Net  cash provided by (used for) operating activities(27,917,516)
2,961,264


CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   12,519,628              7
,401,975                                          Decrease     in
subscriptions receivable              234,818            544,617
Increase in redemptions payable       268,300            114,849
Redemptions        of       Units                     (7,236,871)
(4,203,781)

Net   cash   provided   by  financing  activities       5,785,875
3,857,660
Net  increase  (decrease)  in  cash   (22,131,641)              6
,818,924
Balance     at     beginning     of     period         97,808,328
63,919,054
Balance     at     end     of     period               75,676,687
70,737,978



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

Commodity  L.P.,  Morgan  Stanley Dean Witter  Spectrum  Currency

L.P.,  Morgan Stanley Dean Witter Spectrum Global Balanced  L.P.,

Morgan  Stanley  Dean  Witter Spectrum  Select  L.P.  and  Morgan

Stanley Dean Witter Spectrum Technical L.P.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc. ("DWR").  The trading advisors to the  Partnership are  Blenheim Investments Inc. ("Blenheim"), Allied Irish Capital

Management,  Ltd.  ("AICM") and Eclipse Capital Management,  Inc.

("Eclipse"),   (collectively,  the  "Trading  Advisors").    Carr

Futures Inc. ("Carr"), an unaffiliated clearing commodity broker,

provides  clearing and execution services for Blenheim and  AICM.

Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley &  Co.

International  Limited  ("MSIL") provide clearing  and  execution

services  for  Eclipse.  Demeter, DWR, MS &  Co.  and  MSIL   are

wholly-owned  subsidiaries of Morgan Stanley Dean  Witter  &  Co.

Effective  April  14,  2000,  Willowbridge  Associates  Inc.  was

terminated as a trading advisor to the Partnership.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, Carr, MS & Co. and

MSIL  in  futures  interests  trading  accounts  to  meet  margin requirements as needed. DWR pays interest on these funds based on a prevailing rate on U.S. Treasury bills. Brokerage fees are paid to DWR.

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $4,821,672 and

$9,563,813 at June 30, 2000 and December 31, 1999, respectively.



The  $4,821,672 net unrealized gain on open contracts at June 30,

2000 and the $9,563,813 net unrealized gain on open contracts  at

December 31, 1999 related to exchange-traded futures and futures-

styled option contracts.



Exchange-traded futures and futures-styled option contracts  held by  the Partnership at June 30, 2000 and December 31, 1999 mature through December 2001.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, Carr, MS & Co.

and   MSIL  act  as  the  futures  commission  merchants  or  the counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures and futures-styled options contracts  are marked  to  market  on  a daily basis, with variations  in  value settled  on a daily basis. Each of DWR, Carr, MS & Co. and  MSIL,

as  a  futures  commission merchant for all of the  Partnership's exchange-traded futures and futures-styled options contracts, are required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC"), to segregate from their own assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $80,498,359 and

$107,372,141   at   June  30,  2000  and   December   31,   1999,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of Carr,  MS

&  Co. and MSIL, the counterparties on all of such contracts,  to perform.  The Partnership has netting agreements with Carr and MS

&  Co.  These agreements, which seek to reduce the Partnership's,

Carr's  and  MS  & Co.'s exposure on off-exchange-traded  forward currency  contracts, should materially decrease the Partnership's credit  risk  in the event of Carr's or MS & Co.'s bankruptcy  or insolvency.



Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr, MS & Co. and MSIL as clearing  brokers in separate futures trading accounts established for each Trading

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

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Advisors  and  the  ability  of  the  Trading  Advisors'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  quarter  and  six  months ended  June  30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $5,545,665  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 6.0% were  recorded  in  the metals  markets primarily during April, late May and  early  June from  long  positions in aluminum and copper  futures  as  prices declined on technical factors. In the global interest rate futures markets, losses of approximately 4.6% were experienced primarily during April from long positions in U.S. interest  rate futures  as  prices declined amid fears of higher interest  rates and  a  late month bounce in equity prices.  In soft commodities,

losses of approximately 3.2% were experienced in early April from long coffee futures positions as prices fell on technically based

selling.   In  the agricultural markets, losses of  approximately

1.2% were incurred primarily during April from long positions  in soybeans  and corn futures as prices dropped due to rapid  spring plantings  and  rain in the U.S. midwest.  In  the  global  stock index futures markets, losses of approximately 0.7% were recorded primarily  during  April and May from long  positions  in  Nikkei

Index  futures  as  Japanese equity prices declined  due  to  the

weakness   in   most  global  technology  issues  and   political

uncertainty  in  Japan.  These losses were  partially  offset  by gains of approximately 6.5% recorded primarily during May in  the energy  markets  from long positions in natural  gas  futures  as prices  continued  their upward trend, as data  released  by  the

American  Gas Association further confirmed fears that  inventory levels remain low.  Adding to supply concerns were fears that the

U.S.   demand   will  outstrip  production  this   summer,   when

inventories  are  typically refilled  for  the  winter.   In  the

currency  markets,  gains  of approximately  1.1%  were  recorded primarily  during April from short positions in the euro  as  the value  of  the  European common currency dropped to  record  lows versus the U.S. dollar.  The euro's fall was attributed to the

European  Central  Bank's  ("ECB")  passive  stance  towards  its currency  and  increasing concern that the  ECB  should  be  more

aggressive  in  combating  inflation.   Newly  established   long

positions in the euro experienced additional gains later  in  May as  its  value suddenly strengthened relative to the U.S.  dollar

amid  renewed  expectation of ECB support for  the  euro.   Total

expenses   for  the  three  months  ended  June  30,  2000   were

$2,220,572, resulting in a net loss of $7,766,237.  The value  of a  Unit decreased from $12.41 at March 31, 2000 to $11.32 at June

30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of $25,883,084  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 13.1% were recorded  in  the metals  markets  primarily from long positions  in  aluminum  and copper  futures  as prices reversed lower in early  February  due primarily  to  technically based selling.  In late  February  and late March, prices continued lower led downward by falling prices of other base metals and the softening of oil prices.  Additional losses  were recorded during April, late May and early June  from long  positions in aluminum and copper futures as prices declined on technical factors.  In the global stock index futures markets,

losses  of approximately 11.6% were incurred from short positions in  U.S.  stock  index  futures as domestic equity  prices  moved higher in early January on fears of an interest rate hike and reports of a major corporate merger. Additional losses were recorded during February from short positions in NASDAQ 100 Index futures  as  the  NASDAQ  Index climbed  higher  on  strength  in computer-chip maker and biotechnology companies.  In  the  global interest rate futures markets, losses of approximately 10.0% were experienced from short positions in U.S. Treasury bond futures as interest  rates  at  the longer-end of the yield  curve  declined during  the  second half of January, thus resulting  in  domestic bond  prices  being pushed higher.  During February, losses  were incurred from short positions in German interest rate futures  as

prices  increased following a surge in U.S. bond prices.   During

April,  additional  losses were recorded from long  positions  in

U.S.  interest  rate  futures as prices declined  amid  fears  of higher  interest rates and a late month bounce in equity  prices.

In  the  currency  markets,  losses of  approximately  8.7%  were recorded  primarily  during  April from  long  positions  in  the

Japanese  yen  as the value of the yen weakened versus  the  U.S.

dollar  amid  fears  of  additional Bank of  Japan  intervention.

Losses  were  also recorded from short positions in the  Japanese yen  as  the  value of the U.S. dollar weakened  versus  the  yen during May and June due primarily to the perception that interest rates  in  the U.S. may have topped out.  Additional losses  were recorded during January and February from long positions  in  the euro as the value of the European common currency weakened versus the  U.S.  dollar  due to skepticism regarding Europe's  economic outlook. In soft commodities, losses of approximately 5.5% were recorded during January, February and early April from long coffee futures positions as coffee prices declined in the wake of forecasts  for  a bumper crop in Brazil and on technically  based

selling.   These  losses  were  partially  offset  by  gains   of

approximately  18.2%  recorded primarily during  January  in  the energy  markets from long futures positions in crude oil and  its refined  products as oil prices increased on growing  speculation that Organization of Petroleum Exporting Countries ("OPEC") would extend  production  cuts  beyond  the  deadline  of  March  2000.

Additional gains were recorded during March from short  positions in  crude  oil futures as prices declined after OPEC  effectively

restored   production   levels  to  their   year-earlier   level.

Additional  gains  were recorded early in May from  long  futures positions in crude oil as oil prices increased amid concerns over tight  gasoline supplies ahead of the peak driving summer  season and  after comments from OPEC ministers who saw no need to  raise supplies  further.  Profits were also recorded  primarily  during

May  from  long  positions  in  natural  gas  futures  as  prices continued  their upward trend, as data released by  the  American

Gas  Association  further confirmed fears that  inventory  levels

remain  low.   Total expenses for the six months ended  June  30,

2000  were  $5,698,759, resulting in a net loss  of  $31,581,843.

The value of a Unit decreased from $15.85 at December 31, 1999 to

$11.32 at June 30, 2000.

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $7,913,608 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 8.6% were  recorded  in  the energy  markets primarily during April and June from long futures positions in crude oil and its refined products, unleaded gas and heating  oil,  as  oil prices increased after another  unexpected drop  in U.S. crude oil supplies and signs of growing demand  for gasoline.  In the global interest rate futures markets, gains  of approximately 5.8% were recorded primarily during  May  and  June from  short U.S. interest rate futures positions as domestic bond prices  fell  in reaction to a higher-than-expected rise  in  the

Consumer Price Index and amid fears of a tighter Federal  Reserve monetary  policy  ahead  of  the Federal  Open  Market  Committee

meeting   in  late  June.   In  the  metals  markets,  gains   of

approximately  4.4%  were  recorded primarily  from  long  copper futures positions as copper prices soared during mid April to the highest  level since late December on a wave of fund  buying  and during  June  on news that a major U.S. producer would  cut  back

production.   These  gains were partially  offset  by  losses  of

approximately  5.0%  recorded in the currency  markets  primarily from  short  Japanese  yen  positions as  its  value  temporarily strengthened  relative  to  the U.S. dollar  during  mid-June  on stronger-than-expected gross domestic product  data  from  Japan.

Additional losses were recorded during May from long positions in the euro relative to the U.S. dollar as the value of the European common  currency  slid lower due to concerns  regarding  European economic  growth, on speculation that the European  Central  Bank could  lower  interest rates and on news that  the  U.S.  Federal

Reserve  is  adopting  a tightening bias.   In  the  agricultural

markets, losses of approximately 3.2% were experienced during May from long positions in soybean futures as prices declined due  to favorable  planting  forecasts and a bearish  USDA  supply-demand

report.   In  the global stock index futures markets,  losses  of

approximately 0.9% were experienced primarily during  April  from short S&P 500 Index futures positions as the Dow Jones Industrial

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

and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains of approximately 15.6% were  recorded  in  the energy  markets  primarily  during  March  from  long  crude  oil positions as prices climbed higher due to confirmation of OPEC production cuts and supply concerns caused by an explosion at a

U.S.  refinery.   Additional gains were recorded  as  oil  prices

increased at June month end after another unexpected drop in U.S.

crude oil supplies and signs of growing demand for gasoline.   In

the  global interest rate futures markets, gains of approximately

9.8%  were  recorded primarily during February  from  short  U.S.

interest rate futures positions as prices dropped in reaction  to

Federal   Reserve   Chairman   Alan   Greenspan's   warnings   in

Congressional  testimony  that a strong  economy  could  reignite

inflation.   A  higher-than-expected rise in the  Consumer  Price

Index  and  fears  of a tighter Federal Reserve  monetary  policy ahead  of  the Federal Open Market Committee meeting resulted  in additional  gains  during May and June.  In the  metals  markets,

gains  of  approximately 3.9% were recorded primarily  from  long copper futures positions as copper prices soared during mid April to the highest level since late December on a wave of fund buying and during June on news that a major U.S. producer would cut back

production.   These  gains were partially  offset  by  losses  of

approximately  4.3%  recorded in the global stock  index  futures markets  primarily during March from short S&P 500 Index  futures positions  as equity prices increased in reaction to Wall  Street reaching  a  major milestone during mid-March, as the  Dow  Jones

Industrial  Average  hit 10,000 for the first  time.   Additional

losses were experienced as the S&P 500 Index reached record highs during  April in response to an interest rate cut by the European

Central Bank aimed at boosting their region's economy. In the currency markets, losses of approximately 3.7% were experienced primarily  during January from long Japanese yen positions  after an  intervention  by the Bank of Japan boosted  the  U.S.  dollar against  the yen and helped ease concerns about the impact  of  a strong yen on Japanese exports.  Losses were also recorded during

March  from short Japanese yen positions as the value of the  yen increased  versus  the U.S. dollar amid new  signs  that  Japan's economy may be on the mend and speculation that Japanese interest

rates  may  soon  rise.   Stronger-than-expected  gross  domestic

product  data from Japan during June also pushed the yen  higher,

thus  resulting  in  losses  for  the  Partnership's  short   yen

positions.   In the agricultural markets, losses of approximately

3.3%  were  recorded primarily during May from long positions  in soybean  futures  as  prices declined due to  favorable  planting forecasts and a bearish USDA supply-demand report. Total expenses for the six months ended June 30, 1999 were $4,937,512, resulting in  net income of $8,824,390.  The value of a Unit increased from

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

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $81 million and $82 million, respectively.


     Primary Market         June 30, 2000     June 30, 1999
     Risk Category          Value at Risk     Value at Risk

     Commodity                  (1.62)%           (2.79)%

     Currency                   (0.91)            (2.98)

     Interest Rate              (0.29)            (1.83)

     Equity                     (0.18)            (2.41)

     Aggregate Value at Risk    (1.97)%           (4.88)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business is the speculative trading of futures interests, the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.


Primary Market Risk Category        High      Low      Average

Commodity                          (2.79)%   (0.69)%   (1.80)%

Currency                           (2.98)    (0.91)    (1.81)

Interest Rate                      (1.97)    (0.29)    (1.27)

Equity                             (2.41)    (0.18)    (1.18)

Aggregate Value at Risk            (4.88)%   (1.97)%   (3.08)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

2000. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial. At June  30,  2000  the

Partnership's cash balance at DWR was approximately  87%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000, by market sectors.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Commodity.

Energy.   The primary market exposure in the Partnership at  June

30,  2000  was  in  the energy sector.  On  June  30,  2000,  the

Partnership's energy exposure was shared primarily by futures
contracts  in  the  crude  oil and natural  gas  markets.   Price

movements in these markets result from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.  It is possible that volatility will  remain  high.

Significant  profits and losses, which have been  experienced  in the  past,  are  expected to continue to be experienced  in  this market.  Natural gas has exhibited volatility in prices resulting from  weather  patterns  and supply and demand  factors  and  may continue in this choppy pattern.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors, mostly in the cocoa, lumber and cotton markets.   Supply

and  demand  inequalities, severe weather disruption  and  market expectations affect price movements in these markets.



Metals.    The Partnership's metals market exposure at  June  30,

2000  was primarily to fluctuations in the price of base  metals.

During periods of volatility, base metals will affect performance dramatically.  Certain Trading Advisors will, from time to  time,

trade precious metals, such as gold.  Exposure was evident in the gold  market  as  gold prices were volatile during  the  quarter.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Currency. The second largest market exposure at June 30, 2000 was in  the currency complex.  The Partnership's currency exposure is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000,  the  Partnership's major exposures were in  outright  U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include the  major and  minor currencies.  Demeter does not anticipate that the risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Interest  Rate. The Partnership's exposure at June  30,  2000  in this  market  complex was spread across the  Japanese,  U.S.  and

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

Germany, Japan, Italy and Canada.   Demeter anticipates that  G-7

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are

changes  in long-term, as opposed to short-term rates.   Most  of

the speculative futures positions held by the Partnership are  in medium- to long- term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Equity.    The equity exposure at June 30, 2000 was primarily  to

price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based indices.  As of June 30, 2000, the Partnership's primary exposure was  in  the  S&P 500 (U.S.), CAC 40 (France) and Nikkei  (Japan)

stock indices.  The Partnership is primarily exposed to the  risk of  adverse price trends or static markets in the U.S.,  European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at June 30, 2000 were in Australian  dollars.

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

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Advisors,  each  of whose  strategies focus on different market sectors  and  trading approaches,  and  by monitoring the performance  of  the  Trading

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

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999.



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concern  improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.

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



Through  June  30,  2000, 10,627,406.027 Units were  sold,  leaving

8,372,593.973  Units  unsold as of June 30,  2000.   The  aggregate

price of the Units sold through June 30, 2000 is $117,720,316.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures Currency Management Inc.  Effective July 10, 2000 Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

3.01   Form of Amended and Restated Limited Partnership Agreement
     of the Partnership  is incorporated by reference to Exhibit  A of
     the Partnership's Prospectus, dated March 6, 2000,      filed
     with the Securities and Exchange Commission  pursuant  to Rule
     424(b)(3) under the Securities Act  of 1933, as      amended, on
     March 9, 2000.

3.02   Certificate of Limited Partnership, dated April 18,  1994,
     is   incorporated  by  reference  to  Exhibit  3.02  of  the
     Partnership's Registration Statement on Form S-1 (File No.   33-
     80146) filed with the Securities and Exchange Commission  on June
     10, 1994.

10.01       Management Agreement, dated as of November  1,  1994,
     among    the Partnership, Demeter Management Corporation, and
     Blenheim  Investments, Inc. is incorporated by reference  to
     Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.02       Management Agreement, dated as of November  1,  1994,
     among    the Partnership, Demeter Management Corporation, and
     Willowbridge Associates, Inc. is incorporated by reference   to
     Exhibit 10.03 of the Partnership's Form 10-K (File No. 0- 26280) for fiscal year ended December 31, 1998.

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

10.06       Subscription  and  Exchange Agreement  and  Power  of
     Attorney  to   be  executed by each purchaser  of  Units  is
     incorporated by    reference to Exhibit B of the Partnerships
     Prospectus dated  March 6, 2000, filed with the Securities and
     Exchange        Commission pursuant to Rule 424(b)(3) under the
     Securities   Act of 1933, as amended, on March 9, 2000.

10.07 Escrow Agreement, dated September 30, 1994, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.07 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.08       Management Agreement, dated as of May 1, 1999,  among
     Dean     Witter Spectrum Strategic L.P., Demeter  Management
     Corporation,  and  Allied Irish Capital Management  Ltd.  is
     incorporated   by  reference  to  Exhibit   10.04   of   the
     Partnership's Registration Statement on Form S-1 (File No.   333-
     90487) filed with the Securities and Exchange Commission on November 5, 1999.

10.09       Management Agreement, dated as of June 1, 2000, among
     the    Partnership, Demeter and Eclipse Capital Management, Inc.
     is  filed herewith.

10.10       Customer Agreement, dated as of June 1, 2000, between
     Morgan  Stanley & Co. Incorporated, the Partnership and Dean
     Witter  Reynolds Inc. is filed herewith.

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




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

August 14, 2000             By:/s/ Raymond E. Koch__________
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.