Form 10-Q
period 2000-09-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 2000-11-14
CIK 925263

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......14-25

Item 3. Quantitative and Qualitative Disclosures about

Market Risk ........................................25-38

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................39

Item 2. Changes in Securities and Use of Proceeds...........39-41

Item 5. Other Information......................................41

Item 6. Exhibits and Reports on Form 8-K....................41-42


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,     December 31,

2000                                 1999                       $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             71,900,368     97,808,328

    Net    unrealized    gain    on   open    contracts    (MSIL)
64,081                                  -
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(350,550)                                  -
  Net  unrealized gain (loss) on open contracts  (Carr)    (2,067
,875)                              9,563,813

 Total net unrealized gain (loss) on open contracts   (2,354,344)
9,563,813

 Net option premiums                 460,781       (11,653)

      Total Trading Equity         70,006,805   107,360,488

Subscriptions receivable            911,879       1,743,958
Interest receivable (DWR)            301,636            339,582

      Total Assets                71,220,320    109,444,028

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,138,372          847,860
 Accrued brokerage fees (DWR)        469,566          590,001
 Accrued management fees             222,854          313,646

      Total Liabilities            1,830,792        1,751,507

Partners' Capital

 Limited Partners (7,118,702.096 and
    6,723,390.378 Units, respectively) 68,661,243  106,542,362
 General Partner (75,507.615 and
    72,581.141 Units, respectively)      728,285        1,150,159

 Total Partners' Capital       69,389,528         107,692,521

  Total  Liabilities and Partners' Capital    71,220,320       10
9,444,028

NET      ASSET     VALUE     PER     UNIT                    9.65
15.85

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,


2000                             1999

$                                        $
REVENUES
 Trading profit (loss):
          Realized                      (3,723,715)    12,435,209
Net change in unrealized         (7,176,016)      5,952,922
      Total Trading Results     (10,899,731) 18,388,131
 Interest Income (DWR)               953,188        769,843
      Total Revenues             (9,946,543)    19,157,974
EXPENSES

    Brokerage   fees   (DWR)                1,474,148   1,537,297
Management fees                      704,705     822,398
 Incentive fees                  ____-___     1,431,393

      Total Expenses               2,178,853     3,791,088
NET INCOME (LOSS)               (12,125,396)    15,366,886

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                      (11,999,310)
15,205,244
 General Partner                   (126,086)      161,642

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(1.67)                                                       2.34
General                                                   Partner
(1.67)                                     2.34






          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                            For the Nine Months Ended September 30,


2000                              1999

$                                                          $
REVENUES
 Trading profit (loss):
       Realized                       (26,885,793)     19,657,278
Net change in unrealized        (11,918,157)   11,237,514

      Total Trading Results     (38,803,950)   30,894,792

 Interest Income (DWR)      2,974,323          2,025,084
      Total Revenues            (35,829,627)   32,919,876


EXPENSES

 Brokerage fees (DWR)              4,580,112  4,078,080
    Management   fees                    2,317,950      2,199,368
Incentive           fees                                  979,550
2,451,152

    Total Expenses                 7,877,612     8,728,600

NET INCOME (LOSS)               (43,707,239)   24,191,276


NET INCOME (LOSS) ALLOCATION

 Limited Partners               (43,250,365)   23,935,478
 General Partner                   (456,874)    255,798

NET INCOME (LOSS) PER UNIT

 Limited Partners                     (6.20)         3.73
 General Partner                      (6.20)         3.73






          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total



Partners' Capital,
  December 31, 1998   6,096,199.701  $69,671,636  $750,139  $70,4
21,775

Offering of Units   994,405.918  12,368,782  50,000  12,418,782

Net                                                        Income
-                                23,935,478  255,798             24,191,276

Redemptions              (467,357.707)                (5,815,724)
-                                    (5,815,724)

Partners' Capital,
  September 30, 1999  6,623,247.912          $100,160,172     $1,
055,937                          $101,216,109




Partners' Capital,
 December 31, 1999  6,795,971.519          $106,542,362          $1,150,159
$107,692,521

Offering of Units   1,300,404.027          15,969,299            35,000
16,004,299

Net                                                          Loss
-                                          (43,250,365)          (456,874)
(43,707,239)

Redemptions             (902,165.835)                (10,600,053)
-                                    (10,600,053)

Partners' Capital,
  September 30, 2000  7,194,209.711          $68,661,243     $728
,285                             $69,389,528








           The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)






                            For the Nine Months Ended September 30,


2000                            1999

$                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                 (43,707,239)              2
4,191,276
 Noncash item included in net income (loss):
      Net  change  in  unrealized        11,918,157             (
11,237,514)

(Increase) decrease in operating assets:
    Net option premiums             (472,434)            620,276
    Interest receivable (DWR)          37,946            (74,964)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    (120,435)            130,591
         Accrued      management      fees               (90,792)
67,263
                 Incentive              fees              payable
-                                   1,286,786

Net  cash  provided  by  (used  for)  operating  activities    (3
2,434,797)                         14,983,714


CASH FLOWS FROM FINANCING ACTIVITIES

Offering   of   Units                   16,004,299              1
2,418,782                                         Decrease     in
subscriptions receivable              832,079            469,151
Increase in redemptions payable       290,512            261,318
Redemptions        of       Units                    (10,600,053)
(5,815,724)
Net   cash   provided  by  financing  activities        6,526,837
7,333,527
Net  increase  (decrease)  in  cash   (25,907,960)              2
2,317,241
Balance     at     beginning     of     period         97,808,328
63,919,054
Balance     at     end     of     period               71,900,368
86,236,295





          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Morgan  Stanley  Dean  Witter Spectrum  Strategic  L.P.  (the

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair value.

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


SFAS No. 133 was further amended by SFAS No. 138, which clarifies

issues   surrounding   interest  rate  risk,   foreign   currency

denominations, normal purchases and sales and net  hedging.   The

application of SFAS No. 133, as amended by SFAS No. 137, did  not

have   a   significant  effect  on  the  Partnership's  financial

statements,  nor will the application of the provisions  of  SFAS

No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.
Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




statements  of  financial condition and totaled $(2,354,344)  and

$9,563,813  at  September  30,  2000  and  December   31,   1999,

respectively.



The $2,354,344 net unrealized loss on open contracts at September

30, 2000 and the $9,563,813 net unrealized gain on open contracts at  December  31,  1999  related to exchange-traded  futures  and futures-styled option contracts.



Exchange-traded futures and futures-styled option contracts  held by  the  Partnership at September 30, 2000 and December 31,  1999

mature through December 2001.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




settled  on a daily basis. Each of DWR, Carr, MS & Co. and  MSIL,

as  a futures commission merchant for the Partnership's exchange-

traded   futures   and  futures-styled  options  contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC"), to segregate from their own assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  (loss) on all open futures  and  futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$69,546,024  and $107,372,141 at September 30, 2000 and  December

31,  1999,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk  to the ability of Carr and MS & Co., the counterparties  on all  of  such contracts, to perform.  The Partnership has netting agreements  with Carr and MS & Co.  These agreements, which  seek to  reduce  the Partnership's, Carr's and MS & Co.'s exposure  on off-exchange-traded forward currency contracts, should materially

       MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

the  quarters and nine months ended September 30, 2000 and  1999,

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$9,946,543  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 5.1% were recorded in the currency markets primarily from long positions in the euro and  Swiss  franc  as  the  value of  these  European  currencies weakened during mid July amid a combination of inflationary worries in Europe and renewed doubts over the European Central

Bank's  handling  of  monetary policy.   Additional  losses  were

experienced during mid-September from short positions in the euro as its value reversed sharply and suddenly higher versus the U.S.

dollar  after  the  world's  major  central  banks  carried   out

coordinated  intervention to buy euros because of  concern  about the potential implications of recent movements in the euro on the world economy.  In soft commodities, losses of approximately 2.7%

were experienced throughout the majority of the quarter from long positions  in lumber futures as prices declined amid weak  demand

and  abundant  supplies.   In the global  interest  rate  futures

markets,  losses  of  approximately 2.7% were recorded  primarily during  August  and  September from  short  positions  in  German interest  rate  futures  positions as German  bond  prices  moved

higher.   In  the global stock index futures markets,  losses  of

approximately 2.6% were incurred primarily during the first  half of  September from long positions in U.S. and German stock  index futures  as  prices  declined due to jitters  in  the  technology

sector  and  a  worrisome spike in oil  prices.   In  the  energy

markets,  losses  of  approximately 1.9% were recorded  primarily during August from short positions in crude oil futures as prices increased  amid  ongoing supply concerns that outweighed  signals from  Saudi  Arabia  that  it would seek  a  suitable  production increase  to  ease the crunch.  Additional losses  were  recorded during  September  from long positions in crude  oil  futures  as prices dropped after President Clinton ordered the release of 30
million   barrels  of  oil  in  the  U.S.'s  emergency  Strategic

Petroleum  Reserve over a period of a month in order to stabilize

prices  and to ease shortages as the U.S. winter approaches.   In

the  agricultural  markets,  losses of  approximately  1.0%  were

experienced  primarily  during  mid-September  from  long   wheat

futures  positions  as  prices dropped on a  larger-than-expected crop  projection  by  the  USDA and in  anticipation  of  a  good

harvest.   These  losses  were  partially  offset  by  gains   of

approximately  1.6% recorded in the metals markets  throughout  a majority of the quarter from long positions in copper futures  as

prices moved higher due to a rise in COMEX copper stocks.   Total

expenses  for  the  three months ended September  30,  2000  were

$2,178,853, resulting in a net loss of $12,125,396.  The value of a  Unit  decreased  from $11.32 at June  30,  2000  to  $9.65  at

September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$35,829,627  and posted a decrease in Net Asset Value  per  Unit.

The  most significant losses of approximately 14.5% were recorded in  the  global stock index futures markets primarily from  short positions  in U.S. stock index futures as domestic equity  prices moved  higher in early January on fears of an interest rate  hike and  reports of a major corporate merger.  Additional losses were recorded during February from short positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher on strength in
computer-chip  maker  and biotechnology  companies.   During  the

first  half  of  September, additional losses were incurred  from long positions in U.S. stock index futures as prices declined due to  jitters in the technology sector and a worrisome spike in oil

prices.   In the currency markets, losses of approximately  13.7%

were  recorded  primarily during January and February  from  long positions  in  the  euro as its value weakened  versus  the  U.S.

dollar  due  to  skepticism regarding Europe's economic  outlook.

Additional losses were recorded from long positions in  the  euro and  Swiss  franc  as  the  value of  these  European  currencies weakened  during  mid  July  amid a combination  of  inflationary worries  in  Europe and renewed doubts over the European  Central

Bank's  handling  of  monetary  policy.   During  mid  September,

additional  losses were experienced from short positions  in  the euro as its value reversed sharply and suddenly higher versus the

U.S.  dollar  after the world's major central banks  carried  out

coordinated  intervention  to  buy  euros.   Losses   were   also

experienced during April from long positions in the Japanese  yen as  the  value  of the yen weakened versus the U.S.  dollar  amid fears  of additional Bank of Japan intervention.  During May  and

June, additional losses were recorded from short positions in the

Japanese yen as the value of the U.S. dollar weakened versus  the yen  due primarily to the perception that interest rates  in  the

U.S.  may  have topped out.  In the global interest rate  futures markets,  losses  of  approximately 12.9% were  experienced  from short positions in U.S. Treasury bond futures as interest rates at the longer end of the yield curve declined during the second half  of  January, thus resulting in domestic bond  prices  being pushed higher.  During February, losses were incurred from  short positions  in  German interest rate futures as  prices  increased following  a surge in U.S. bond prices.  During April, additional losses  were  recorded from long positions in U.S. interest  rate futures  as  prices declined amid fears of higher interest  rates and a late month bounce in equity prices.  In the metals markets,

losses  of approximately 12.3% were incurred primarily from  long positions in aluminum and copper futures as prices reversed lower in early February due primarily to technically based selling.  In late February and late March, prices continued lower led downward by  falling prices of other base metals and the softening of  oil

prices.   Additional losses were recorded during April, late  May

and early June from long positions in aluminum and copper futures as  prices  declined on technical factors.  In soft  commodities,

losses  of  approximately  8.1%  were  recorded  during  January,

February  and  early April from long coffee futures positions  as coffee prices declined in the wake of forecasts for a bumper crop in  Brazil  and on technically based selling.  These losses  were

partially  offset  by  gains  of  approximately  17.4%   recorded

primarily during January in the energy markets from long  futures positions  in  crude oil and its refined products as  oil  prices increased  on growing speculation that Organization of  Petroleum

Exporting Countries (OPEC) would extend production cuts beyond the deadline of March 2000. Additional gains were recorded during  March from short positions in crude oil futures as prices declined  after  OPEC effectively restored production  levels  to their  year-earlier level.  Additional gains were recorded  early in  May  from long futures positions in crude oil as  oil  prices increased amid concerns over tight gasoline supplies ahead of the peak driving summer season and after comments from OPEC ministers who  saw  no need to raise supplies further.  Profits  were  also recorded primarily during May from long positions in natural  gas futures  as prices continued their upward trend, as data released by  the  American  Gas Association further confirmed  fears  that inventory  levels remain low. Total expenses for the nine  months ended September 30, 2000 were $7,877,612, resulting in a net loss of  $43,707,239.  The value of a Unit decreased  from  $15.85  at

December 31, 1999 to $9.65 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$19,157,974 and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains of approximately 16.6% were recorded in  the  energy markets primarily from long futures positions  in crude,  heating  and  gas oil, and unleaded gas,  as  oil  prices climbed  higher  throughout  the  quarter  after  OPEC  ministers confirmed that they will uphold their global cutbacks until April of next year. Reports of declining crude oil and gasoline inventories also boosted prices in this market. In the metals markets,  significant gains of approximately 16.0% were  recorded primarily  from long gold futures positions as prices skyrocketed due  to  the results of the Bank of England's second gold auction on  September  21  and  the announcement of  a  plan  by  several

European  central banks to restrict sales of their gold  reserves for  five years.  Additional gains were recorded from long silver futures  positions  as silver prices increased  following  gold's

lead.    These   gains  were  partially  offset  by   losses   of

approximately 4.8% recorded in the global interest  rate  futures markets primarily from short U.S. interest rate futures positions as  U.S.  Treasury prices temporarily climbed higher  during  mid

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

Federal   Reserve.    In   the  currency   markets,   losses   of

approximately  4.5% were experienced primarily during  July  from short Japanese yen positions as its value reached a 5 1/2 month high versus  the  U.S.  dollar due to inflationary  pressures  in  the

United  States  and optimistic prospects for economic  growth  in

Japan.   In  agriculturals,  losses of  approximately  3.1%  were

recorded  in  early  July  primarily from  long  soybean  futures positions as prices declined on forecasts for favorable crop
weather  in  the  U.S.   During August,  additional  losses  were

recorded  from  short  positions in soybeans,  soybean  meal  and soybean oil futures as prices increased significantly amid drier-

than-expected  weather in the U.S. midwest,  forecasts  for  very

little  rain  and  concerns about shriveling  production.   Total

expenses  for  the  three months ended September  30,  1999  were

$3,791,088, resulting in net income of $15,366,886. The value  of a  Unit  increased  from $12.94 at June 30,  1999  to  $15.28  at

September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$32,919,876 and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains of approximately 33.3% were recorded in  the  energy markets primarily from long futures positions  in crude oil and its refined products, unleaded gas, heating oil and gas  oil,  as  prices  climbed higher during March  following  an agreement  reached  by both OPEC and non-OPEC  countries  to  cut total output beginning April 1st..  Oil prices continued to  move higher  throughout  the third quarter due to declining  supplies,

increasing  demand  and  evidence that  output  cuts  were  being adhered to.  In the metals markets, gains of approximately  21.7%

were  recorded primarily from long positions in gold  futures  as gold  prices  soared  during  September  following  the  Bank  of

England's  second  gold  auction and an announcement  by  several

European central banks stating that they were to restrict the sales of gold reserves for five years. Additional gains were recorded  from  long copper futures positions  as  copper  prices soared during mid April on a wave of fund buying and during  June on  news  that  a major U.S. producer would cut back  production.

Copper  prices  also  moved higher during  August  and  September

resulting  in  profits for the Partnership's long positions.   In

the  global interest rate futures markets, gains of approximately

3.7%  were  recorded primarily during February  from  short  U.S.

interest rate futures positions as prices dropped in reaction  to

Federal Reserve Chairman Alan Greenspan's warnings that a  strong economy could reignite inflation.  A higher-than-expected rise in the  Consumer Price Index and fears of a tighter Federal  Reserve monetary  policy  resulted in additional  gains  in  this  market during May and June.  These gains were partially offset by losses of  approximately 8.5% recorded in the currency markets primarily

during  January  from  long  Japanese  yen  positions  after   an

intervention by the Bank of Japan boosted the U.S. dollar against the yen and helped ease concerns about the impact of a strong yen on Japanese exports.  Losses were also recorded during March from short  Japanese yen positions as the value of the  yen  increased versus the U.S. dollar amid new signs that Japan's economy may be

on  the  mend.   Losses  were recorded from  short  Japanese  yen

positions  during June and July as its value reached a  5 1/2  month high versus the U.S. dollar due to inflationary pressures in  the

United  States  and optimistic prospects for economic  growth  in

Japan. In the agricultural markets, losses of approximately 6.6% were recorded primarily during May from long positions in soybean futures  as  prices declined due to favorable planting  forecasts

and  a  bearish  USDA supply-demand report.   During  early  July

losses  were  recorded  from long soybean  futures  positions  as prices  declined on forecasts for favorable crop weather  in  the

U.S.   During August, additional losses were recorded from  short positions  in soybeans, soybean meal and soybean oil  futures  as prices  increased significantly amid drier-than-expected  weather in  the U.S. midwest, forecasts for very little rain and concerns about  shriveling production.  In the global stock index  futures markets,  losses  of  approximately 5.0% were recorded  primarily during March and April from short S&P 500 Index futures positions as equity prices increased in reaction to Wall Street reaching  a major  milestone, as the Dow Jones Industrial Average hit  10,000 for  the first time, and in response to an interest rate  cut  by the  European Central Bank.  Total expenses for the  nine  months ended September 30, 1999 were $8,728,600, resulting in net income of  $24,191,276.  The value of a Unit increased  from  $11.55  at

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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.   At  September 30, 2000 and 1999, the Partnership's  total

capitalization  was approximately $69 million and  $101  million,

respectively.


     Primary Market       September 30, 2000  September 30, 1999
     Risk Category           Value at Risk      Value at Risk

     Commodity                   (2.18)%            (3.13)%

     Currency                    (0.43)             (1.58)

     Interest Rate               (0.25)             (0.52)

     Equity                      (0.64)             (1.78)

     Aggregate Value at Risk     (2.30)%            (3.96)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures interests, the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category        High      Low      Average

Commodity                          (2.18)%   (1.49)%   (1.85)%
Currency                           (0.95)    (0.43)    (0.79)

Interest Rate                      (1.00)    (0.25)    (0.47)

Equity                             (2.15)    (0.18)    (0.89)

Aggregate Value at Risk            (2.97)%   (1.97)%   (2.43)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other
investments.  The relative size of the positions held  may  cause the Partnership to incur losses greatly in excess of VaR within a short  period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such  "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At September 30, 2000 the

Partnership's cash balance at DWR was approximately  86%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Commodity

Energy.   The  primary  market exposure  in  the  Partnership  at

September 30, 2000 was in the energy sector.  On September 30,

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



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors,  mostly  in  the cotton, soybeans  and  lumber  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Metals.   The  Partnership's metals market exposure at  September

30,  2000  was  primarily to fluctuations in the  price  of  base

metals.   During  periods of volatility, base metals  may  affect

performance  dramatically.  Certain Trading Advisors  will,  from

time   to  time,  trade  precious  metals,  for  example,   gold.

Exposure  was  evident in the gold market  as  gold  prices  were volatile  during the quarter.  Demeter anticipates that the  base metals  will  remain the primary metals market  exposure  of  the

Partnership.

Currency.   The Partnership's currency exposure at September  30,

2000  was  to  exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the third quarter  of

2000,  the  Partnership's major exposures were in  outright  U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Interest  Rate. The Partnership's exposure at September 30,  2000 was  in  the  interest rate market complex was spread across  the

U.S., Japanese and European interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and  the  other  G-7  countries.  The G-7  countries  consist  of

France,   U.S.,  Britain,  Germany,  Japan,  Italy  and   Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary interest rate exposures of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long- term rates to remain steady.



Equity.    The primary equity exposure at September 30, 2000  was

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  2000,  the

Partnership's  primary exposure was in the S&P 500  (U.S.),  FTSE

(Britain)  and DAX (Germany) stock indicies.  The Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at September 30, 2000  were  in  New  Zealand dollars and Canadian dollars.  The Partnership controls the  non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



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

Advisors  daily.   In  addition, the Trading  Advisors  establish

diversification  guidelines, often set in terms  of  the  maximum margin to be
committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

                   PART II. OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



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



Through September 30, 2000, 10,948,789.619 Units were sold, leaving

8,051,210.381 Units.  The aggregate price of the Units sold through

June 30, 2000 is $121,194,987.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus included as part of each Registration Statement.



Item 5.   OTHER INFORMATION

In  the month of October 2000, the clearing commodity broker  for the Net Assets managed by Blenheim and AICM was changed from Carr

Futures Inc. to MS & Co. and MSIL.



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
     90487) filed with the Securities and Exchange Commission on November 5, 1999.

10.09       Management Agreement, dated as of June 1, 2000, among
     the    Partnership, Demeter and Eclipse Capital Management, Inc.
     is  filed herewith.

10.10 Customer Agreement, dated as of June 1, 2000, between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
     10.10 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-26280.

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




                            Morgan Stanley Dean Witter Spectrum
                            Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

November   14,   2000             By:/s/        Raymond   E.   Koch
_
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.