Form 10-Q
period 2001-06-30
WITTER DEAN SPECTRUM STRATEGIC LP
filed 2001-08-14
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000.........................2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited) .......................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) .......................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
     (Unaudited) ..............................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) .......................6

		Notes to Financial Statements (Unaudited) .............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................22-34

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.....................................35

Item 2.	Changes in Securities and Use of Proceeds..........35-36

Item 6.	Exhibits and Reports on Form 8-K...................37-39







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                                               2001   	    2000
	   $	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	69,165,205 	 73,445,827

	Net unrealized gain on open contracts (MSIL)   	249,531	58,457
	Net unrealized gain (loss) on open contracts (MS & Co.)	(19,200)  	1,936,658
	Net unrealized loss on open contracts (Carr)	______-___                 	             (8,983)

	     Total net unrealized gain on open contracts	230,331	   1,986,132

	Net option premiums	    291,210  	         226,200

	     Total Trading Equity	  69,686,746	75,658,159

Subscriptions receivable	850,837   	462,060
Interest receivable (Morgan Stanley DW)	     185,148 	            306,879

	     Total Assets	    70,722,731  	    76,427,098

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	692,925  	      1,307,093
	Accrued brokerage fees (Morgan Stanley DW)	432,634  	    409,292
	Accrued management fees	179,021	186,577
	Accrued incentive fees                                                                           -         	       289,687

	     Total Liabilities	      1,304,580  	    2,192,649

Partners' Capital

	Limited Partners (6,773,404.187 and
	      6,919,445.814 Units, respectively) 	68,644,379  	73,433,119
	General Partner (76,351.101 and
	      75,507.615 Units, respectively)	       773,772  	        801,330

	      Total Partners' Capital	   69,418,151    	    74,234,449

Total Liabilities and Partners' Capital	    70,722,731 	    76,427,098

NET ASSET VALUE PER UNIT	              10.13   	               10.61

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

                               2001                             2000
                                                                                                               $	 $
REVENUES
	Trading profit (loss):
	     Realized                                         	(2,014,469)		                 (7,525,189)
   	     Net change in unrealized          	     (418,425)                       967,557

			Total Trading Results	 (2,432,894)		                 (6,557,632)

	Interest income (Morgan Stanley DW)                                        608,269 	    	              1,011,967

			Total          	    (1,824,625)	                (5,545,665)

EXPENSES

	Brokerage fees (Morgan Stanley DW)                                     1,307,082			1,263,688
  	Management fees                                                                        540,862 			640,157
	Incentive fees 	 _____-_____		      316,727

			Total                                                                               1,847,944			    2,220,572

NET LOSS	  (3,672,569)		                 (7,766,237)


NET LOSS ALLOCATION

	Limited Partners	(3,631,551)		 (7,684,845)
  	General Partner	(41,018)		(81,392)

NET LOSS PER UNIT

	Limited Partners                                                                              (0.54) 			  (1.09)
	General Partner                                                                               (0.54) 			  (1.09)







	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Six Months Ended June 30,

                                                          2001                              2000
                                                                  $	                                     $
REVENUES
	Trading profit (loss):
		Realized                                                                               833,504	                (23,162,078)
   	Net change in unrealized	   (1,755,801)	                 (4,742,141)

			Total Trading Results	(922,297)              	(27,904,219)

	Interest income (Morgan Stanley DW)                                     1,437,775	 		            2,021,135

			Total                                                                                  515,478		                (25,883,084)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                      2,639,821			3,105,964
	Management fees                                                                      1,143,762		 	1,613,245
	Incentive fees	_______-____		      979,550

		   Total                                                                                3,783,583			    5,698,759


NET LOSS	          (3,268,105)	                (31,581,843)


NET LOSS ALLOCATION

	Limited Partners	(3,231,547)		(31,251,055)
	General Partner	(36,558)		(330,788)

NET LOSS PER UNIT

	Limited Partners	(0.48)	(4.53)
	General Partner	(0.48)	(4.53)






	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	  Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	6,795,971.519		106,542,362		1,150,159		107,692,521

Offering of Units	978,091.930		12,494,628	               25,000		12,519,628

Net Loss                                                                  -			(31,251,055)		(330,788)		(31,581,843)

Redemptions	(584,988.529)		   (7,236,871)		_____-__		  (7,236,871)

Partners' Capital,
	June 30, 2000	   7,189,074.920		  80,549,064		     844,371		81,393,435





Partners' Capital,
	December 31, 2000	6,994,953.429		73,433,119		801,330		74,234,449

Offering of Units	499,401.638		5,218,430		  9,000		5,227,430

Net Loss                                                                  -			(3,231,547)		(36,558)		(3,268,105)

Redemptions	  (644,599.779)		   (6,775,623)		_____-__		  (6,775,623)

Partners' Capital,
	June 30, 2001	   6,849,755.288		  68,644,379		     773,772		  69,418,151









The accompanying notes are an integral part of these financial statements.




	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	    For the Six Months Ended June 30,

                                                  2001                            2000
                                                      $                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		                 (3,268,105)	            (31,581,843)
Noncash item included in net loss:
		Net change in unrealized  	                                                  1,755,801	                 4,742,141

(Increase) decrease in operating assets:
		Net option premiums	                                                               (65,010)		(835,474)
	 	Interest receivable (Morgan Stanley DW)     	                        121,731	                        1,358

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	23,342	                   (149,786)
	  	Accrued management fees	                                                       (7,556)		       (93,912)
		Accrued incentive fees	                                                          (289,687)		_______-___

Net cash used for operating activities	                                            (1,729,484)		(27,917,516)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	5,227,430		12,519,628
(Increase) decrease in subscriptions receivable	                                (388,777)		234,818
Increase (decrease) in redemptions payable	                                     (614,168)		268,300
Redemptions of Units	                               (6,775,623)	                (7,236,871)

Net cash provided by (used for) financing activities	                        (2,551,138)	     5,785,875

Net decrease in cash                        (4,280,622)              	(22,131,641)

Balance at beginning of period	   73,445,827		   97,808,328

Balance at end of period	   69,165,205		   75,676,687




	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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
Morgan Stanley Dean Witter Spectrum Strategic L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are Blenheim Investments, Inc., Allied Irish Capital Management, Ltd. and Eclipse Capital Management, Inc. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. Brokerage fees are paid to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the
statements of financial condition and their longest contract maturities were as follows:
                    Net Unrealized Gains on Open
                             Contracts                    Longest Maturity

   	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                    Traded      Traded       Total      Traded       Traded
Date               Contracts   Contracts   Contracts   Contracts    Contracts
                        $           $	     $

June 30, 2001        230,331        -        230,331   Sept. 2003        -
December 31, 2000  1,986,132        -      1,986,132   December 2001     -

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

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $69,395,536 and $75,431,959 at June 30, 2001 and December 31, 2000, respectively.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,824,625 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded in the energy markets primarily during early April from short positions in unleaded gas futures as prices increased on concerns over gasoline supply and expectations for a possible fuel shortage during the peak summer driving season. During June, additional losses were recorded from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. Offsetting gains were recorded throughout a majority of the quarter from short natural gas futures positions as prices declined on continued concerns about rising U.S. natural gas inventories and mild weather across the United States. In the currency markets, losses of approximately 1.8% were recorded throughout the majority of the quarter from cross-rate positions in the euro and British pound versus the Japanese yen. In the agricultural markets, losses of approximately 1.2% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. Midwest and weak global demand. In the global interest rate futures markets, losses of approximately 1.0% were experienced primarily during mid April from long positions in European interest rate futures as prices moved lower on reports of the European Central Bank's ("ECB") decision to leave interest rates on hold. During the third week of June, losses were experienced from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of possible European interest rate cuts. These losses were partially offset by gains of approximately 3.5% recorded in soft commodities primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada. Total expenses for the three months ended June 30, 2001 were $1,847,944, resulting in a net loss of $3,672,569. The net asset value of a Unit decreased from $10.67 at March 31, 2001 to $10.13 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $515,478 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.1% were recorded in the metals markets throughout a majority of the first quarter from long positions in copper and aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and concerns over demand. In the global stock index futures markets, losses of approximately 2.1% were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices continued to decline after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. In the agricultural markets, losses of approximately 1.8% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. Midwest and weak global demand. In the currency markets, losses of approximately 1.6% were recorded primarily from long positions in the New Zealand dollar as its value weakened relative to the U.S. dollar following a decline in the Australian dollar. Offsetting gains were recorded throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. These losses were partially offset by gains of approximately 3.9% recorded in soft commodities primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada. In the global interest rate futures markets, gains of approximately 2.4% were recorded throughout a majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Total expenses for the six months ended June 30, 2001 were $3,783,583,
resulting in a net loss of $3,268,105.   The net asset value of a
Unit decreased from $10.61 at December 31, 2000 to $10.13 at June
30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $5,545,665 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.0% were recorded in the metals markets primarily during April, late May and early June from long positions in aluminum and copper futures as prices declined on technical factors. In the global interest rate futures markets, losses of approximately 4.6% were experienced primarily during April from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and a late month bounce in equity prices. In soft commodities, losses of approximately 3.2% were experienced in early April from long coffee futures positions as prices fell on technically based selling. In the agricultural markets, losses of approximately 1.2% were incurred primarily during April from long positions in soybeans and corn futures as prices dropped due to rapid spring plantings and rain in the U.S. Midwest. In the global stock index futures markets, losses of approximately 0.7% were recorded primarily during April and May from long positions in Nikkei Index futures as Japanese equity prices declined due to the weakness in most global technology issues and political uncertainty in Japan. These losses were partially offset by gains of approximately 6.5% recorded primarily during May in the energy markets from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. In the currency markets, gains of approximately 1.1% were recorded primarily during April from short positions in the euro as the value of the European common currency dropped to record lows versus the U.S. dollar. The euro's fall was attributed to the ECB's passive stance towards its currency and increasing concern that the ECB should be more aggressive in combating inflation. Newly established long positions in the euro experienced additional gains later in May as its value suddenly strengthened relative to the U.S. dollar amid renewed expectation of ECB support for the euro. Total expenses for the three months ended June 30, 2000 were $2,220,572, resulting in a net loss of $7,766,237. The net asset value of a Unit decreased from $12.41 at March 31, 2000 to $11.32 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $25,883,084 and posted a decrease in net asset value per Unit. The most significant losses of approximately 13.1% were recorded in the metals markets primarily from long positions in aluminum and copper futures as prices reversed lower in early February due primarily to technically based selling. In late February and late March, prices continued lower, led downward by falling prices of other base metals and the softening of oil prices. Additional losses were recorded during April, late May and early June from long positions in aluminum and copper futures as prices declined on technical factors. In the global stock index futures markets, losses of approximately 11.6% were incurred from short positions in U.S. stock index futures as domestic equity prices moved higher in early January on fears of an interest rate hike and reports of a major corporate merger. Additional losses were recorded during February from short positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher on strength in computer-chip maker and biotechnology companies. In the global interest rate futures markets, losses of approximately 10.0% were experienced from short positions in U.S. Treasury bond futures as interest rates at the longer end of the yield curve declined during the second half of January, thus resulting in domestic bond prices being pushed higher. During February, losses were incurred from short positions in German interest rate futures as prices increased following a surge in U.S. bond prices. During April, additional losses were recorded from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and a late month bounce in equity prices. In the currency markets, losses of approximately 8.7% were recorded primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. Losses were also recorded from short positions in the Japanese yen as the value of the U.S. dollar weakened versus the yen during May and June due primarily to the perception that interest rates in the U.S. may have topped out. Additional losses were recorded during January and February from long positions in the euro as the value of the European common currency weakened versus the U.S. dollar due to skepticism regarding Europe's economic outlook. In soft commodities, losses of approximately 5.5% were recorded during January, February and early April from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil and on technically based selling. These losses were partially offset by gains of approximately 18.2% recorded primarily during January in the energy markets from long futures positions in crude oil and its refined products as oil prices increased on growing speculation that Organization of Petroleum Exporting Countries ("OPEC") would extend production cuts beyond the deadline of March 2000. Additional gains were recorded during March from short positions in crude oil futures as prices declined after OPEC effectively restored production levels to their year-earlier level. Additional gains were recorded early in May from long futures positions in crude oil as oil prices increased amid concerns over tight gasoline supplies ahead of the peak driving summer season and after comments from OPEC ministers who saw no need to raise supplies further. Profits were also recorded primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Total expenses for the six months ended June 30, 2000 were $5,698,759, resulting in a net loss of $31,581,843.
The net asset value of a Unit decreased from $15.85 at December 31, 1999 to $11.32 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $69 million and $81 million, respectively.

	Primary Market		    June 30, 2001      June 30, 2000
	Risk Category		    Value at Risk	   Value at Risk

Interest Rate			   (0.64)%		 (0.29)%

Currency				   (0.32)			 (0.91)

Equity			 	   (0.06)		  	 (0.18)

	Commodity				   (0.98)		 	 (1.62)

	Aggregate Value at Risk	   (1.18)%	 	 (1.97)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category		 High	 Low		Average

Interest Rate					(1.41)%	(0.25)%	(0.90)%

Currency						(0.78)	(0.32)	(0.55)

Equity						(0.90)	(0.06)	(0.42)

Commodity						(2.18)	(0.98)	(1.50)

Aggregate Value at Risk		    	(2.34)%	(1.18)%	(1.98)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. At June 30, 2001, the Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada.
However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments.

Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.), DAX (Germany), and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. The primary market exposure of the Partnership at June 30, 2001 was to the energy sector. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals	.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the wheat, soybeans and lumber markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.	The Partnership's metals market exposure at June
30, 2001 was primarily to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. Certain Trading Advisors will, from time to time, trade precious metals, such as gold. Market exposure to the gold market was evident, as gold prices continued to be volatile during the quarter.
Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in euros and British pounds. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2001, 11,613,829.205 Units were sold, leaving
7,386,170.795 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $128,008,606.

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

10.14 Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to Exhibit C to the Partnership's Prospectus dated March 23,
2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933.

10.15 Amended and Restated Customer Agreement, dated as of
October 16, 2000, between the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit
10.15 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90487) filed with the Securities and
Exchange Commission on March 14, 2001.

10.16 Customer Agreement, dated as of June 6, 2000, among the Partnership, Morgan Stanley & Co. Incorporated, and Dean Witter Reynolds Inc. is incorporated by reference to
Exhibit 10.16 of the Partnership's Registration Statement on Form S-1 (File No. 333-90487) filed with the Securities and Exchange Commission on March 14, 2001.

10.17	Form of Customer Agreement among the Partnership, Morgan
Stanley & Co. International Limited, and Morgan Stanley &
Co. Incorporated is incorporated by reference to Exhibit
10.17 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90487) filed with the Securities and
Exchange Commission on March 14, 2001.

10.18	Foreign Exchange and Options Master Agreement, dated as of
April 30, 2000, between the Partnership and Morgan Stanley
& Co. Incorporated is incorporated by reference to Exhibit
10.18 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90487) filed with the Securities and
Exchange Commission on March 14, 2001.

10.19	Form of Amendment to the Management Agreement, among the
Partnership, Demeter Management Corporation, and Blenheim
Investments, Inc. is incorporated by reference to Exhibit
10.19 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90487) filed with the Securities and
Exchange Commission on March 14, 2001.

(B)	 Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Morgan Stanley Dean Witter Spectrum
                             Strategic L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

August 14, 2001             By:/s/	  Raymond E. Koch
                             	 Raymond E. Koch
                                 	  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.