Form 10-Q
period 2001-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2001-11-14
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to___________________

Commission File No. 0-26280


	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782225
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			  07311-3977
(Address of principal executive offices)	  	       (Zip Code)


Registrant's telephone number, including area code (201) 876-4647

Morgan Stanley Dean Witter Spectrum Strategic L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

Yes    X       	No________

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September
 		30, 2001 (Unaudited) and December 31, 2000................2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)...................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
     (Unaudited)...............................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...................6

		Notes to Financial Statements (Unaudited)..............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................23-36

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.....................................37

Item 2.	Changes in Securities and Use of Proceeds..........37-38

Item 6.	Exhibits and Reports on Form 8-K...................39-41



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   September 30,	December 31,
	          2001        	       2000
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	                                                                                               68,055,221  	 73,445,827

	Net unrealized gain on open contracts (MS & Co.)	2,399,205	1,936,658
	Net unrealized gain on open contracts (MSIL)	340,748	58,457
	Net unrealized loss on open contracts (Carr)                                       -		                (8,983)

	     Total net unrealized gain on open contracts	  2,739,953	                         1,986,132

 	Net option premiums	    135,985	      226,200

	     Total Trading Equity	 70,931,159 	 75,658,159

Subscriptions receivable	325,813	462,060
Interest receivable (Morgan Stanley DW)	       145,650 	       306,879

	     Total Assets	  71,402,622	  76,427,098

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

	Redemptions payable	 967,196 	1,307,093
	Accrued brokerage fees (Morgan Stanley DW) 	410,271	409,292
	Accrued management fees	    169,767 	     186,577
	Accrued incentive fees                                                                          -		       289,687

	     Total Liabilities	 1,547,234  	    2,192,649

Partners' Capital

	Limited Partners (6,697,161.990 and
	     6,919,445.814 Units, respectively) 	69,067,977	 73,433,119
	General Partner (76,351.101 and
          75,507.615 Units, respectively)	      787,411 	       801,330

	     Total Partners' Capital	   69,855,388	   74,234,449
Total Liabilities and Partners' Capital	   71,402,622	   76,427,098
NET ASSET VALUE PER UNIT	                                                                10.31    	           10.61

	The accompanying notes are an integral part of these financial statements.
</table>\

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended September 30,

                                                                  2001                             2000
                                                                       $	 $
REVENUES
	Trading profit (loss):
	     Realized                                           (13,421)	                  (3,723,715)
	     Net change in unrealized	   2,509,622		                 (7,176,016)

			Total Trading Results	2,496,201		               (10,899,731)

	Interest income (Morgan Stanley DW)	    479,338		       953,188

			Total 	  2,975,539		                 (9,946,543)

EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,243,306		1,474,148
  	Management fees 	    514,471		     704,705

			Total	   1,757,777		    2,178,853

NET INCOME (LOSS)	   1,217,762		               (12,125,396)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,204,123		(11,999,310)
	General Partner	13,639		(126,086)

NET INCOME (LOSS) PER UNIT

	Limited Partners	0.18	                           (1.67)
	General Partner	0.18	                           (1.67)







	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Nine Months Ended September 30,

                                                                   2001                              2000
                                                              $	                                     $
REVENUES
	Trading profit (loss):
		Realized	820,083	                 (26,885,793)
   	Net change in unrealized	   753,821	                 (11,918,157)

			Total Trading Results                                                      	1,573,904                (38,803,950)

	Interest income (Morgan Stanley DW)	  1,917,113 		            2,974,323

			Total    	   3,491,017	                (35,829,627)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	3,883,127		4,580,112
	Management fees	1,658,233	 	2,317,950
	Incentive fees                   -			      979,550

		Total 	   5,541,360		    7,877,612


NET LOSS                                               (2,050,343)	              (43,707,239)


NET LOSS ALLOCATION

	Limited Partners                                         (2,027,424)		(43,250,365)
	General Partner	                                            (22,919)                     (456,874)

NET LOSS PER UNIT

	Limited Partners	(0.30)	(6.20)
	General Partner	(0.30)	(6.20)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)



	  Units of
	Partnership	Limited	General
	  Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	6,795,971.519		106,542,362		1,150,159	          107,692,521

Offering of Units	1,300,404.027		15,969,299		35,000	            16,004,299

Net loss                                                                 -			(43,250,365)		          (456,874)		(43,707,239)

Redemptions	  (902,165.835)		 (10,600,053)	                   -       		    (10,600,053)

Partners' Capital,
	September 30, 2000	  7,194,209.711		  68,661,243  	           728,285	             69,389,528




Partners' Capital,
	December 31, 2000	6,994,953.429	         73,433,119             801,330	            74,234,449

Offering of Units	719,490.962		          7,420,938                9,000  	             7,429,938

Net loss                                                                   -			        (2,027,424)		(22,919)	            (2,050,343)

Redemptions	  (940,931.300)		        (9,758,656)	                   -       	   (9,758,656)

Partners' Capital,
	September 30, 2001	  6,773,513.091		  69,067,977  	           787,411	             69,855,388










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)






	    For the Nine Months Ended September 30,

                                                                         2001                            2000
                                                                     $                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(2,050,343)		              (43,707,239)
Noncash item included in net loss:
		Net change in unrealized	(753,821)		11,918,157

(Increase) decrease in operating assets:
		Net option premiums                                                                90,215		                    (472,434)
	 	Interest receivable (Morgan Stanley DW)                             161,229			37,946

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)                           979		                   (120,435)
	  	Accrued management fees	   (16,810)		       (90,792)
		Accrued incentive fees	   (289,687) 	            	-

Net cash used for operating activities	   (2,858,238) 	             (32,434,797)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                                                               7,429,938			16,004,299
Decrease in subscriptions receivable                                                 136,247			832,079
Increase (decrease) in redemptions payable	(339,897)		290,512
Redemptions of Units	   (9,758,656)	               (10,600,053)

Net cash provided by (used for) financing activities	   (2,532,368)		      6,526,837

Net decrease in cash                    (5,390,606) 	             (25,907,960)

Balance at beginning of period                                                      73,445,827			   97,808,328

Balance at end of period                                                                68,055,221			   71,900,368




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2001

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

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (formerly, Blenheim Investments, Inc.), Allied Irish Capital Management, Ltd. and Eclipse Capital Management, Inc. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. The Partnership pays brokerage fees to Morgan
Stanley DW.

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

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3) Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the
statements of financial condition and their longest contract maturities were as follows:
                        Net Unrealized Gains
                         on Open Contracts            Longest Maturities


  	             Exchange-   Off-Exchange-            Exchange- Off-Exchange-
                    Traded       Traded       Total      Traded       Traded
Date               Contracts    Contracts   Contracts   Contracts    Contracts
                       $            $		$

Sept. 30, 2001    2,735,363       4,590    2,739,953    June 2003    Oct. 2001
Dec. 31, 2000     1,986,132         -      1,986,132    Dec. 2001       -

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition. The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $70,790,584 and $75,431,959 at September 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts,

MORGAN STANLEY DEAN WITTER SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisors' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $2,975,539 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.0% were recorded in the soft commodities markets primarily during September from long cocoa futures positions as prices moved higher on expectations that global demand will outpace production. In the global interest rate futures markets, profits of approximately 1.7% were recorded primarily during September from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the energy markets, profits of approximately 1.5% were recorded primarily during July from long positions in crude oil futures as prices rose on the back of a 1-million-barrel-per-day OPEC production cut. During September, gains were recorded from short positions in crude oil futures as oil prices moved lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the metals markets, gains of approximately 0.9% were recorded primarily during July and September from short positions in aluminum and copper futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 2.9% recorded primarily during August in the currency markets from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic economic data and the Bank of Japan's surprise interventions. Additional losses were recorded from trading in New Zealand and Australian dollar positions. Total expenses for the three months ended September 30, 2001 were $1,757,777, resulting in net income of $1,217,762. The net asset value of a Unit increased from $10.13 at June 30, 2001 to $10.31 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,491,017 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 4.5% were recorded in the currency markets from long positions in the New Zealand dollar as its value weakened relative to the U.S. dollar following a decline in the value of the Australian dollar. In the agricultural markets, losses of approximately 2.2% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. midwest and weak global demand. In the global stock index futures markets, losses of approximately 1.5% were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices continued to decline after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. These losses were partially offset by gains of approximately 6.0% recorded in the soft commodities markets primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada. Additional gains were recorded during September from long cocoa futures positions as prices moved higher on expectations that global demand will outpace production. In the global interest rate futures markets, gains of approximately 4.1% were recorded throughout a majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. During September, profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the energy markets, profits of approximately 1.3% were recorded primarily during July from long positions in crude oil futures as prices rose on the back of a 1-million-barrel-per-day OPEC production cut. During September, gains were recorded from short positions in crude oil futures as oil prices moved lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the nine months ended September 30, 2001 were $5,541,360, resulting in a
net loss of $2,050,343.   The net asset value of a Unit decreased
from $10.61 at December 31, 2000 to $10.31 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $9,946,543 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.1% were recorded in the currency markets primarily from long positions in the euro and Swiss franc as the value of these European currencies weakened during mid July amid a combination of inflationary worries in Europe and renewed doubts over the European Central Bank's handling of monetary policy. Additional losses were experienced during mid September from short positions in the euro as its value reversed sharply and suddenly higher versus the U.S. dollar after the world's major central banks carried out coordinated intervention to buy euros because of concern about the potential implications of recent movements in the euro on the world economy. In soft commodities, losses of approximately 2.7% were experienced throughout the majority of the quarter from long positions in lumber futures as prices declined amid weak demand and abundant supplies. In the global interest rate futures markets, losses of approximately 2.7% were recorded primarily during August and September from short positions in German interest rate futures positions as German bond prices moved higher. In the global stock index futures markets, losses of approximately 2.6% were incurred primarily during the first half of September from long positions in U.S. and German stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. In the energy markets, losses of approximately 1.9% were recorded primarily during August from short positions in crude oil futures as prices increased amid ongoing supply concerns that outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. Additional losses were recorded during September from long positions in crude oil futures as prices dropped after President Clinton ordered the release of 30 million barrels of oil in the U.S.'s emergency Strategic Petroleum Reserve over a period of a month in order to stabilize prices and to ease shortages as the U.S. winter approaches. In the agricultural markets, losses of approximately 1.0% were experienced primarily during mid September from long wheat futures positions as prices dropped on a larger-than-expected crop projection by the USDA and in anticipation of a good harvest. These losses were partially offset by gains of approximately 1.6% recorded in the metals markets throughout a majority of the quarter from long positions in copper futures as prices moved higher due to a rise in COMEX copper stocks. Total expenses for the three months ended September 30, 2000 were $2,178,853, resulting in a net loss of $12,125,396. The net asset value of a Unit decreased from $11.32 at June 30, 2000 to $9.65 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $35,829,627 and posted a decrease in net asset value per Unit. The most significant losses of approximately 14.5% were recorded in the global stock index futures markets primarily from short positions in U.S. stock index futures as domestic equity prices moved higher in early January on fears of an interest rate hike and reports of a major corporate merger. Additional losses were recorded during February from short positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher on strength in computer-chip maker and biotechnology companies. During the first half of September, additional losses were incurred from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. In the currency markets, losses of approximately 13.7% were recorded primarily during January and February from long positions in the euro as its value weakened versus the U.S. dollar due to skepticism regarding Europe's economic outlook. Additional losses were recorded from long positions in the euro and Swiss franc as the value of these European currencies weakened during mid July amid a combination of inflationary worries in Europe and renewed doubts over the European Central Bank's handling of monetary policy. During mid September, additional losses were experienced from short positions in the euro as its value reversed sharply and suddenly higher versus the U.S. dollar after the world's major central banks carried out coordinated intervention to buy euros. Losses were also experienced during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. During May and June, additional losses were recorded from short positions in the

Japanese yen as the value of the U.S. dollar weakened versus the yen due primarily to the perception that interest rates in the U.S. may have topped out. In the global interest rate futures markets, losses of approximately 12.9% were experienced from short positions in U.S. Treasury bond futures as interest rates, at the longer end of the yield curve, declined during the second half of January, thus resulting in domestic bond prices being pushed higher. During February, losses were incurred from short positions in German interest rate futures as prices increased following a surge in U.S. bond prices. During April, additional losses were recorded from long positions in U.S. interest rate futures as prices declined amid fears of higher interest rates and a late month bounce in equity prices. In the metals markets, losses of approximately 12.3% were incurred primarily from long positions in aluminum and copper futures as prices reversed lower in early February due primarily to technically based selling. In late February and late March, prices continued lower led downward by falling prices of other base metals and the softening of oil prices. Additional losses were recorded during April, late May and early June from long positions in aluminum and copper futures as prices declined on technical factors. In soft commodities, losses of approximately 8.1% were recorded during January, February and early April from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil and on technically based selling. These losses were partially offset by gains of approximately 17.4% recorded primarily during January in the energy markets from long futures positions in crude oil and its refined products as oil prices increased on growing speculation that Organization of Petroleum Exporting Countries (OPEC) would extend production cuts beyond the deadline of March 2000. Additional gains were recorded during March from short positions in crude oil futures as prices declined after OPEC effectively restored production levels to their year-earlier level. Additional gains were recorded early in May from long futures positions in crude oil as oil prices increased amid concerns over tight gasoline supplies ahead of the peak driving summer season and after comments from OPEC ministers who saw no need to raise supplies further. Profits were also recorded primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Total expenses for the nine months ended September 30, 2000 were $7,877,612, resulting in a net loss of $43,707,239. The net asset value of a Unit decreased from $15.85 at December 31, 1999 to $9.65 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $70 million and $69 million, respectively.

	Primary Market		  September 30, 2001  September 30, 2000
	Risk Category		    Value at Risk	    Value at Risk

Currency				  (0.42)%			   (0.43)%

Interest Rate			  (0.32)			   (0.25)

Equity			 	  (0.15)		  	   (0.64)

	Commodity				  (0.86)		 	   (2.18)

	Aggregate Value at Risk	  (1.01)%		 	   (2.30)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category		 High	 Low		Average

Currency						(0.78)%	(0.32)%	(0.55)%

Interest Rate					(1.41)	(0.32)	(0.92)

Equity						(0.90)	(0.06)	(0.29)
Commodity						(1.53)	(0.86)	(1.17)

Aggregate Value at Risk			(2.34)%	(1.01)%	(1.66)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. At September 30, 2001, the Partnership's exposure in the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The primary equity exposure at September 30, 2001 was
to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), S&P 500 (U.S.) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa and lumber markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2001 was to fluctuations in the price of precious metals such as gold, and base metals such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's foreign currency balances at September 30, 2001 were primarily in British pounds and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 11,833,918.529 Units were sold, leaving 7,166,081.471 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $130,211,115.

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

3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.)
is incorporated by reference to the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998.

10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management, Inc.
is incorporated by reference to Exhibit 10.09 of the Partnership's Form 8-K filed on November 14, 2000 (File
No. 0-26280).
10.04 Management Agreement, dated as of May 1, 1999, among
Morgan Stanley Spectrum Strategic L.P., Demeter, and
Allied Irish Capital Management Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487) filed with the Securities and Exchange Commission on November 5, 1999.

10.11 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.13	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Global Balanced L.P., Morgan Stanley Spectrum Currency
L.P., Morgan Stanley Spectrum Commodity L.P., Demeter,
Morgan Stanley DW Inc., and Chemical Bank, the escrow agent is incorporated by reference to the Partnership's
Registration Statement on Form S-1 (File No. 333-90487) filed with the Securities and Exchange Commission on November 2, 2001.

10.14 Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to
Exhibit C to the Partnership's Prospectus dated March 23,
2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3)under the Securities Act of
1933.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
October 16, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.16 Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June
6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1,
2001.

10.17	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.18	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.19 Form of Amendment to the Management Agreement, among the Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.19 of the Partnership's Registration Statement on Form S-1 (File No.
333-90487) filed with the Securities and Exchange
Commission on March 14, 2001.

10.20 Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-26280) filed with the Securities and
Exchange Commission on November 1, 2001.

(B)  Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Morgan Stanley Spectrum Strategic
                            L.P. (Registrant)

                            By: Demeter Management Corporation
                            (General Partner)

November 14, 2001           By:/s/	Raymond E. Koch              _
                             Raymond E. Koch
		Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.