Form 10-Q
period 2002-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2002-05-15
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26280

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782225
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds...........	30-31

Item 6.	Exhibits and Reports on Form 8-K....................32-34











PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  March 31,	     December 31,
                                     2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	71,373,644	65,967,662

	Net unrealized gain on open contracts (MS & Co.)	2,097,953	4,515,344
	Net unrealized gain (loss) on open contracts (MSIL) 	      844,927 	     (23,578)

	     Total net unrealized gain on open contracts	2,942,880	4,491,766

	Net option premiums	      207,558	        288,552

	     Total Trading Equity	74,524,082	70,747,980

Subscriptions receivable	581,316	651,936
Interest receivable (Morgan Stanley DW)	        85,763	          89,359

	     Total Assets	 75,191,161	      71,489,275

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,868,592	2,072,098
	Accrued brokerage fees (Morgan Stanley DW)	427,304	424,242
	Accrued management fees	     176,816	     175,549

	     Total Liabilities	  2,472,712	   2,671,889

Partners' Capital

	Limited Partners (6,217,466.298 and
	    6,449,326.013 Units, respectively)	71,836,292	68,012,216
	General Partner (76,351.101 Units)	        882,157	      805,170

	    Total Partners' Capital	  72,718,449	 68,817,386

	    Total Liabilities and Partners' Capital	  75,191,161	   71,489,275

NET ASSET VALUE PER UNIT	          11.55	          10.55

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	9,581,332	2,847,973
		Net change in unrealized	 (1,548,886)	 (1,337,376)

			Total Trading Results 	8,032,446	1,510,597

	Interest Income (Morgan Stanley DW)	     243,367	     829,506

			Total  	  8,275,813	  2,340,103


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,261,578	1,332,739
	Management fees	      522,032	     602,900

			Total 	  1,783,610	   1,935,639

NET INCOME	  6,492,203	     404,464


NET INCOME ALLOCATION

	Limited Partners	6,415,216	400,004
	General Partner	76,987	4,460


NET INCOME PER UNIT

	Limited Partners	1.00	0.06
	General Partner	1.00	0.06





	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	6,994,953.429	73,433,119	801,330	74,234,449

Offering of Units	233,708.171	2,462,380	9,000	2,471,380

Net Income	-          	400,004	4,460	404,464

Redemptions	   (388,243.370)	  (4,111,968) 	        -     	  (4,111,968)

Partners' Capital,
	March 31, 2001	 6,840,418.230	72,183,535	  814,790	72,998,325





Partners' Capital,
	December 31, 2001	6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units	169,908.420	1,886,693	-     	1,886,693

Net Income	-          	6,415,216	76,987	6,492,203

Redemptions	  (401,768.135)	 (4,477,833)	      -     	(4,477,833)

Partners' Capital,
	March 31, 2002	 6,293,817.399	71,836,292	 882,157	72,718,449










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	6,492,203	404,464
Noncash item included in net income:
		Net change in unrealized	1,548,886	1,337,376

(Increase) decrease in operating assets:
		Net option premiums	80,994	(20,725)
		Interest receivable (Morgan Stanley DW)	3,596	39,210

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	3,062	33,335
		Accrued management fees	       1,267	10,457
		Accrued incentive fees	        -     	  (289,687)

Net cash provided by operating activities	8,130,008	 1,514,430


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	1,886,693	2,471,380
(Increase) decrease in subscriptions receivable	70,620	(312,913)
Increase (decrease) in redemptions payable	(203,506)	507,379
Redemptions of Units	(4,477,833)	 (4,111,968)

Net cash used for financing activities	 (2,724,026)	 (1,446,122)

Net increase in cash	5,405,982	68,308

Balance at beginning of period	 65,967,662	 73,445,827

Balance at end of period	 71,373,644	 73,514,135






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management, Inc. (collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2002	2,937,174	5,706	2,942,880	Mar. 2003	Apr. 2002
Dec. 31, 2001	4,491,712	54	4,491,766	Dec. 2002	Jan. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $74,310,818 and $70,459,374 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of $8,275,813 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.2% were recorded in the agricultural commodities markets primarily during January and February from long positions in cocoa futures as prices moved higher on supply concerns. Gains were also recorded during March from long coffee futures positions as prices trended to seven month highs on speculative buying and technical factors. During February, additional profits were recorded from long positions in lumber futures as prices increased amid an increase in demand. In the metals markets, gains of approximately 4.2% were recorded throughout a majority of the quarter from long positions in copper and zinc futures as prices moved higher on expectations for a U.S. economic recovery and, subsequently, improved demand for the metal. A portion of the Partnership's overall gains was partially offset by losses of approximately 1.6% recorded in the global interest rate futures markets primarily during early February and March from long positions in German and U.S. interest rate futures as prices trended lower on forecasts for a strong and fast economic turnaround and the prospect of higher interest rates. Total expenses for the three months ended March 31, 2002 were $1,783,610, resulting in net income of $6,492,203. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $11.55 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $2,340,103 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.4% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded during January from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the energy markets, profits of approximately 2.4% were recorded primarily during February from long positions in crude oil futures as prices soared higher amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Newly established short positions in crude oil futures resulted in additional gains during late February and March as prices retreated on reports of a higher-than-anticipated increase in U.S. crude oil supplies and a forecast projecting a decline in demand. In the currency markets, gains of approximately 0.3% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. These gains were partially offset by losses of approximately 1.8% recorded throughout a majority of the quarter in the global stock index futures markets from long positions in U.S. stock index futures as U.S. stock prices continued to decline after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. In the metals markets, losses of approximately 1.6% were experienced from long positions in copper and aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and concerns over demand. Total expenses for the three months ended March 31, 2001 were $1,935,639, resulting in net income of $404,464. The net asset value of a Unit increased from $10.61 at December 31, 2000 to $10.67 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At both March 31, 2002 and 2001, the Partnership's total capitalization was approximately $73 million.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(0.38)%	 	  (0.78)%
     Interest Rate		(0.25)	  	  (1.29)
     Equity					(0.20)		  (0.07)
	Commodity		  			(2.33)		  (1.33)
     Aggregate Value at Risk	 	(2.47)%		  (2.11)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VAR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(0.67)%	(0.32)%	(0.45)%

Interest Rate 	(0.64)	(0.23)	(0.36)

Equity	(0.21)	(0.06)	(0.15)

Commodity	(2.33)	(0.86)	(1.54)

Aggregate Value at Risk	(2.47)%	(1.01)%	(1.73)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures-except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures-constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At March 31, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At March 31, 2002, the Partnership's exposure to the global interest rate market complex was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's equity exposure at March 31, 2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, cocoa and sugar markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, zinc, tin and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") and Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), collectively registered 10,000,000 Units, pursuant to a Registration Statement on a Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated to the Partnership, Spectrum Technical, and Spectrum Global Balanced at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 4,000,000, Spectrum Technical 4,000,000, and Spectrum Global Balanced 2,000,000. The Partnership, Spectrum Technical, and Spectrum Global Balanced collectively registered an additional 20,000,000 Units pursuant to the new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated to the Partnership, Spectrum Technical, and Spectrum Global Balanced as follows: the Partnership 6,000,000, Spectrum Technical 9,000,000, and Spectrum Global Balanced 5,000,000. The Partnership, Spectrum Technical, and Spectrum Global Balanced collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-
3222); such Units were allocated to the Partnership, Spectrum Technical, and Spectrum Global Balanced as follows: the Partnership 2,500,000, Spectrum Technical 5,000,000, and Spectrum Global Balanced 1,000,000.

The Partnership registered an additional 6,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90487).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through March 31, 2002, 12,177,138.505 Units were sold, leaving
6,822,861.495 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $133,917,352.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership's Registration Statement (No. 333-3222)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on March 31, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25,2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.