Form 10-Q
period 2002-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2002-08-14
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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


	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........	37-38

Item 6.	Exhibits and Reports on Form 8-K....................39-41





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                      2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	71,006,346	65,967,662

	Net unrealized gain on open contracts (MS & Co.)	4,288,012	4,515,344
	Net unrealized gain (loss) on open contracts (MSIL) 	      315,452 	     (23,578)

	     Total net unrealized gain on open contracts	4,603,464	4,491,766

	Net option premiums	      459,961	        288,552

	     Total Trading Equity	76,069,771	70,747,980

Subscriptions receivable	959,423	651,936
Interest receivable (Morgan Stanley DW)	        80,527	          89,359

	     Total Assets	 77,109,721	      71,489,275

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	995,456	2,072,098
	Accrued brokerage fees (Morgan Stanley DW)	422,600	424,242
	Accrued management fees	      174,869	     175,549

	     Total Liabilities	  1,592,925	   2,671,889

Partners' Capital

	Limited Partners (6,204,685.758 and
	    6,449,326.013 Units, respectively)	74,598,828	68,012,216
	General Partner (76,351.101 Units)	      917,968	      805,170

	    Total Partners' Capital	 75,516,796	 68,817,386

	    Total Liabilities and Partners' Capital	  77,109,721	   71,489,275


NET ASSET VALUE PER UNIT	          12.02	          10.55

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	2,849,570	(2,014,469)
		Net change in unrealized	    1,660,584	     (418,425)

			Total Trading Results 	4,510,154	(2,432,894)

	Interest income (Morgan Stanley DW)	      243,750	       608,269

			Total  	   4,753,904	  (1,824,625)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,280,005	1,307,082
	Management fees	      529,658	      540,862

			Total 	   1,809,663	   1,847,944

NET INCOME (LOSS)	   2,944,241	 (3,672,569)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,908,430	(3,631,551)
	General Partner	35,811	(41,018)


NET INCOME (LOSS) PER UNIT

		Limited Partners	0.47	(0.54)
	General Partner	0.47	(0.54)






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	12,430,902	833,504
		Net change in unrealized	      111,698	   (1,755,801)

			Total Trading Results 	12,542,600	(922,297)

	Interest income (Morgan Stanley DW)	      487,117	      1,437,775

			Total  	  13,029,717	        515,478


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,541,583	2,639,821
	Management fees	    1,051,690	   1,143,762

			Total 	    3,593,273	   3,783,583


NET INCOME (LOSS)	     9,436,444	 (3,268,105)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	9,323,646	(3,231,547)
		General Partner	112,798	(36,558)


NET INCOME (LOSS) PER UNIT

		Limited Partners	1.47	(0.48)
		General Partner	1.47	(0.48)






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	6,994,953.429	73,433,119	801,330	74,234,449

Offering of Units	499,401.638	5,218,430	9,000	5,227,430

Net Loss	- 	(3,231,547)	(36,558)	(3,268,105)

Redemptions	   (644,599.779)	  (6,775,623) 	        -     	  (6,775,623)

Partners' Capital,
	June 30, 2001	 6,849,755.288	68,644,379	  773,772	69,418,151





Partners' Capital,
	December 31, 2001	6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units	421,542.136	4,742,646	-        	4,742,646

Net Income	-         	9,323,646	112,798	9,436,444

Redemptions	   (666,182.391)	     (7,479,680)	          -     	  (7,479,680)

Partners' Capital,
	June 30, 2002	  6,281,036.859	     74,598,828	    917,968	  75,516,796










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	9,436,444	(3,268,105)
Noncash item included in net income (loss):
		Net change in unrealized	(111,698)	1,755,801

(Increase) decrease in operating assets:
		Net option premiums	(171,409)	(65,010)
		Interest receivable (Morgan Stanley DW)	8,832	121,731

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(1,642)	23,342
		Accrued management fees	(680)	(7,556)
		Accrued incentive fees	              -    	    (289,687)

Net cash provided by (used for) operating activities	    9,159,847	 (1,729,484)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,742,646	5,227,430
Increase in subscriptions receivable	(307,487)	(388,777)
Decrease in redemptions payable	(1,076,642)	(614,168)
Redemptions of Units	   (7,479,680)	 (6,775,623)

Net cash used for financing activities	   (4,121,163)	 (2,551,138)

Net increase (decrease) in cash	5,038,684	(4,280,622)

Balance at beginning of period	   65,967,662	 73,445,827

Balance at end of period	   71,006,346	 69,165,205






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management, Inc. (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2002	4,603,464	-	4,603,464	Sep. 2003	-
Dec. 31, 2001	4,491,712	54	4,491,766	Dec. 2002	Jan. 2002


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $75,609,810 and $70,459,374 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,753,904 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.9% were recorded in the agricultural markets from long positions in cotton futures as prices increased sharply during May on bullish data from the U.S. Department of Agriculture. Bullish sentiment continued as prices rose during June, resulting in further gains from long positions. Long cocoa futures positions were profitable, as prices trended higher throughout a majority of the year on concerns of supply deficits and speculative buying. Elsewhere in the agricultural markets, long positions in corn and wheat futures were profitable as prices increased on forecasts for hot and dry weather throughout the U.S. midwest. Additional gains of approximately 4.1% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.6% in the global stock index futures markets primarily from long positions in U.S. stock index futures as prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 1.1% were recorded in the metals markets from short positions in aluminum and zinc futures as prices trended higher during May on sentiment that the possibility of an improving U.S. economy would boost demand for industrial metals. Total expenses for the three months ended June 30, 2002 were $1,809,663, resulting in net income of $2,944,241. The net asset value of a Unit increased from $11.55 at March 31, 2002 to $12.02 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $13,029,717 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.5% were recorded in the agricultural markets from long cocoa and cotton futures as prices trended higher throughout a majority of the year on concerns of supply deficits and speculative buying. Additional gains of approximately 5.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. In the metals markets gains of approximately 3.0% were recorded from long positions in copper futures as prices increased early in the year on reports of falling inventories and Chinese buying interest. Smaller gains of approximately 1.2% were recorded in the energy markets primarily during March from long positions in crude oil and its related products as prices trended higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership's overall gains was offset by losses of approximately 2.4% in the global interest rate futures markets primarily during April as U.S. and European interest rate futures prices trended higher on pessimistic economic data out of the U.S. and uncertainty regarding an economic recovery, thus resulting in losses from short positions. Additional losses of approximately 1.9% were recorded in the global stock index futures markets from long positions in S&P 500 Index futures, as prices decreased during April amid concerns regarding a sustainable and robust economic recovery. Total expenses for the six months ended June 30, 2002 were $3,593,273, resulting in net income of $9,436,444. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $12.02 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,824,625 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded in the energy markets primarily during early April from short positions in unleaded gas futures as prices increased on concerns over gasoline supply and expectations for a possible fuel shortage during the peak summer driving season. During June, additional losses were recorded from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. Offsetting gains were recorded throughout a majority of the quarter from short natural gas futures positions as prices declined on continued concerns about rising U.S. natural gas inventories and mild weather across the United States. In the currency markets, losses of approximately 1.8% were recorded throughout the majority of the quarter from cross-rate positions in the euro and British pound versus the Japanese yen. In the agricultural markets, losses of approximately 1.2% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. midwest and weak global demand. In the global interest rate futures markets, losses of approximately 1.0% were experienced primarily during mid April from long positions in European interest rate futures as prices moved lower on reports of the European Central Bank's decision to leave interest rates on hold. During the third week of June, losses were experienced from short positions in German interest rate futures as prices increased following a drop in German business confidence data and signs that inflation may have peaked in that region, which reinforced the prospects of possible European interest rate cuts. These losses were partially offset by gains of approximately 3.5% recorded in soft commodities primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada.
Total expenses for the three months ended June 30, 2001 were $1,847,944, resulting in a net loss of $3,672,569. The net asset value of a Unit decreased from $10.67 at March 31, 2001 to $10.13 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $515,478 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.1% were recorded in the metals markets throughout a majority of the first quarter from long positions in copper and aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and concerns over demand. In the global stock index futures markets, losses of approximately 2.1% were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices continued to decline after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. In the agricultural markets, losses of approximately 1.8% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. midwest and weak global demand. In the currency markets, losses of approximately 1.6% were recorded primarily from long positions in the New Zealand dollar as its value weakened relative to the U.S. dollar following a decline in the Australian dollar. Offsetting gains were recorded throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. These losses were partially offset by gains in approximately 3.9% recorded in soft commodities primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada. In the global interest rate futures markets, gains of approximately 2.4% were recorded throughout a majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Total expenses for the six months ended

June 30, 2001 were $3,783,583, resulting in a net loss of $3,268,105. The net asset value of a Unit decrease from $10.61 at December 31, 2000 to $10.13 at June 30, 2001.


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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $76 million and $69 million, respectively.

     Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(1.38)%	 	  (0.69)%
     Interest Rate		(0.71)	  	  (0.62)
     Equity					(0.17)		  (0.06)
	Commodity		  			(2.00)		  (0.87)
     Aggregate Value at Risk	 	(2.51)%		  (1.16)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VAR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(1.38)%	(0.31)%	(0.72)%

Interest Rate 	(0.71)	(0.23)	(0.38)

Equity	(0.21)	(0.15)	(0.18)

Commodity	(2.33)	(0.93)	(1.81)

Aggregate Value at Risk	(2.51)%	(0.99)%	(2.04)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 82% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At June 30, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At June 30, 2002, the Partnership's exposure to the global interest rate market complex was primarily spread across the U.S., Japanese and European interest rate sectors.

Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), S&P 500 (U.S.) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European indices. Static markets would not cause major market changes but would make it difficult for the

Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, cotton, coffee and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, zinc, tin and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Through June 30, 2002, 12,428,772.221 Units were sold, leaving
6,571,227.779 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $136,773,305.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership's Registration Statement (No. 333-3222)
filed with the Securities and Exchange Commission on
April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25,2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Financial Reports.



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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	/s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	/s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002