Form 10-Q
period 2002-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2002-11-12
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26280

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782225
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ	 		    07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	MORGAN STANLET SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
 		2002 (Unaudited) and December 31, 2001.....................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures................................36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 5.	Other Information...................................39-41

Item 6.	Exhibits and Reports on Form 8-K....................41-43


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	September 30,	     December 31,
                                                  2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	77,444,617	65,967,662

	Net unrealized gain on open contracts (MS & Co.)	2,945,229	4,515,344
	Net unrealized loss on open contracts (MSIL) 	     (135,679)	    (23,578)

	     Total net unrealized gain on open contracts	2,809,550	4,491,766

	Net option premiums	     1,073,796	    288,552

	     Total Trading Equity	81,327,963	70,747,980

Subscriptions receivable	1,350,452	651,936
Interest receivable (Morgan Stanley DW)	          88,263	          89,359

	     Total Assets	   82,766,678	      71,489,275

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	861,886	2,072,098
	Accrued brokerage fees (Morgan Stanley DW)	471,418	424,242
	Accrued incentive fees	253,228	         -
	Accrued management fees	      195,069	     175,549

	     Total Liabilities	   1,781,601	   2,671,889

Partners' Capital

	Limited Partners (6,340,569.226 and
	    6,449,326.013 Units, respectively)	80,021,484	68,012,216
	General Partner (76,351.101 Units)	       963,593	      805,170

	    Total Partners' Capital	  80,985,077	 68,817,386

	    Total Liabilities and Partners' Capital	  82,766,678	   71,489,275

NET ASSET VALUE PER UNIT	          12.62 	         10.55

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	7,532,650	(13,421)
		Net change in unrealized	    (1,793,914)	     2,509,622
			5,738,736	2,496,201
	Other revenue	         17,556	                         -

			Total Trading Results 	5,756,292	2,496,201

	Interest income (Morgan Stanley DW)	       266,800	       479,338

			Total  	    6,023,092	    2,975,539


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,384,718	1,243,306
	Management fees	      572,986	      514,471
	Incentive fees	      264,827	         -

			Total 	   2,222,531	   1,757,777

NET INCOME 	  3,800,561	 1,217,762


NET INCOME ALLOCATION

	Limited Partners	3,754,936	1,204,123
	General Partner	45,625	13,639


NET INCOME PER UNIT

		Limited Partners	0.60	0.18
		General Partner	0.60	0.18



	The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	19,963,552	820,083
		Net change in unrealized	    (1,682,216)	       753,821
				18,281,336	1,573,904
	Other revenue	          17,556	            -

			Total Trading Results 	18,298,892	1,573,904

	Interest income (Morgan Stanley DW)	         753,917	      1,917,113

			Total  	    19,052,809	      3,491,017


EXPENSES

	Brokerage fees (Morgan Stanley DW)	3,926,301	3,883,127
	Management fees	1,624,676	   1,658,233
	Incentive fees	       264,827	           -

			Total 	    5,815,804	    5,541,360


NET INCOME (LOSS)	   13,237,005	  (2,050,343)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	13,078,582	(2,027,424)
		General Partner	158,423	(22,919)


NET INCOME (LOSS) PER UNIT

		Limited Partners	2.07	(0.30)
		General Partner	2.07	(0.30)

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	6,994,953.429	73,433,119	801,330	74,234,449

Offering of Units	719,490.962	7,420,938	                9,000	7,429,938

Net Loss	- 	(2,027,424)	(22,919)	(2,050,343)

Redemptions	   (940,931.300)	  (9,758,656) 	        -     	  (9,758,656)

Partners' Capital,
	September 30, 2001	 6,773,513.091	69,067,977	  787,411	69,855,388





Partners' Capital,
	December 31, 2001	  6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units                                            760,450.098	8,899,154	-    	8,899,154

Net Income	             -  	13,078,582	158,423	13,237,005

Redemptions                                               (869,206.885)	(9,968,468)	          -     	(9,968,468)

Partners' Capital,
	September 30, 2002	6,416,920.327	    80,021,484	   963,593	80,985,077










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	13,237,005	(2,050,343)
Noncash item included in net income (loss):
		Net change in unrealized	1,682,216	(753,821)

(Increase) decrease in operating assets:
		Net option premiums	(785,244)	90,215
		Interest receivable (Morgan Stanley DW)	1,096	161,229

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	47,176	979
		Accrued incentive fees	253,228	    (289,687)
		Accrued management fees	         19,520	      (16,810)

Net cash provided by (used for) operating activities	  14,454,997	 (2,858,238)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	8,899,154	7,429,938
(Increase) decrease in subscriptions receivable	(698,516)	136,247
Decrease in redemptions payable	(1,210,212)	(339,897)
Redemptions of Units	(9,968,468)	  (9,758,656)

Net cash used for financing activities	(2,978,042)	  (2,532,368)

Net increase (decrease) in cash	11,476,955	(5,390,606)

Balance at beginning of period	  65,967,662	  73,445,827

Balance at end of period	  77,444,617	  68,055,221






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management, Inc. (collectively, the "Trading Advisors").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $17,556 as of August 31, 2002.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002	2,810,586	(1,036)	2,809,550	Jul. 2004	Oct. 2002
Dec. 31, 2001	4,491,712	54	4,491,766	Dec. 2002	Jan. 2002


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

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $80,255,203 and $70,459,374 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,023,092 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.9% were recorded in the agricultural markets, primarily during July, from long positions in grain futures as prices trended higher amid weather related concerns. Additional gains of approximately 6.1% were recorded in the global interest rate futures markets from long positions primarily established in July as prices trended higher amid retreating equity markets and continued pessimism concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.3% in the metals markets primarily from previously established long positions in copper futures as prices decreased amid increased fears that the weak economy would dampen demand for industrial metals. Additional losses of approximately 1.2% were recorded in the currency markets from long Canadian dollar positions as its value continued to fall versus the U.S. dollar in response to the Bush Administration's "strong-dollar" policy. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $17,556 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $2,222,531, resulting in net income of $3,800,561. The net asset value of a Unit increased from $12.02 at June 30, 2002 to $12.62 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $19,052,809 and posted an increase in net asset value per Unit. The most significant gains of approximately 22.4% were recorded in the agricultural markets from long positions in cocoa and grain futures as prices trended higher throughout a majority of the year amid concerns of supply deficits due to harsh weather. Additional gains of approximately 4.0% were recorded in the currency markets, primarily during March and June, from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Gains of approximately 3.6% were provided from long interest rate futures positions in July and August as economic data pointed to further deterioration of the economic environment in Europe, the U.S., and Asia. A portion of the Partnership's overall gains was offset by losses of approximately 2.5% in the metals markets from previously established long futures positions in copper, tin, and zinc as prices declined further due to diminished demand. Additional losses of approximately 1.5% were recorded in the global stock index futures markets from long positions in S&P 500 Index futures, as prices decreased during April amid concerns regarding a sustainable and robust economic recovery. Total expenses for the nine months ended September 30, 2002 were $5,815,804, resulting in net income of $13,237,005. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $12.62 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $2,975,539 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.0% were recorded in the soft commodities markets primarily during September from long cocoa futures positions as prices moved higher on expectations that global demand would outpace production. In the global interest rate futures markets, profits of approximately 1.7% were recorded primarily during September from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the energy markets, profits of approximately 1.5% were recorded primarily during July from long positions in crude oil futures as prices rose on the back of a 1-million-barrel-per-day OPEC production cut. During September, gains were recorded from short positions in crude oil futures as oil prices moved lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the metals markets, gains of approximately 0.9% were recorded primarily during July and September from short positions in aluminum and copper futures as prices declined due to higher inventories and weak demand. These gains were partially offset by losses of approximately 2.9% recorded primarily during August in the currency markets from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar due to U.S. economic weakness. During September, losses were recorded from long positions in the Japanese yen as its value weakened and the U.S. dollar strengthened amid newly released optimistic U.S. economic data and the Bank of Japan's surprise interventions. Additional losses were recorded from trading in New Zealand and Australian dollar positions. Total expenses for the three months ended September 30, 2001 were $1,757,777, resulting in net income of $1,217,762. The net asset value of a Unit increased from $10.13 at June 30, 2001 to $10.31 at September 30, 2001.

For nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,491,017 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 4.5% were recorded in the currency markets from long positions in the New Zealand dollar as its value weakened relative to the U.S. dollar following a decline in the value of the Australian dollar.
 In the agricultural markets, losses of approximately 2.2% were experienced primarily during May and June from long wheat futures positions as prices declined amid favorable weather forecasts in the U.S. midwest and weak global demand. In the global stock index futures markets, losses of approximately 1.5% were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices continued to decline after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. These losses were partially offset by gains of approximately 6.0% recorded in the soft commodities markets primarily during April and May from long lumber futures positions as prices soared higher amid low inventories combined with warmer weather in northern Canada. Additional gains were recorded during September from long cocoa futures positions as prices moved higher on expectations that global demand would outpace production. In the global interest rate futures markets, gains of approximately 4.1% were recorded throughout a majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. During September, profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the energy markets, profits of approximately 1.3% were recorded primarily during July from long positions in crude oil futures as prices rose on the back of a 1-million-barrel-per-day OPEC production cut. During September, gains were recorded from short positions in crude oil futures as oil prices moved lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the nine months ended September 30, 2001 were $5,541,360, resulting in a net loss of $2,050,343. The net asset value of a Unit decreased from $10.61 at December 31, 2000 to $10.31 at September 30, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.

At September 30, 2002 and 2001, the Partnership's total
capitalization was approximately $81 million and $70 million, respectively.
   Primary Market      September 30, 2002	  September 30, 2001
   Risk Category	      Value at Risk		     Value at Risk

Interest Rate	(0.85)%	(0.32)%
Currency	(0.73)	(0.31)
Equity	(0.64)	(0.15)
Commodity	(1.87)	(0.93)
Aggregate Value at Risk	(2.49)%	(0.99)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(0.85)%	(0.23)%	(0.51)%

Currency   	(1.38)	(0.38)	(0.83)

Equity	(0.64)	(0.17)	(0.30)

Commodity	(2.33)	(1.87)	(2.05)

Aggregate Value at Risk	(2.51)%	(2.20)%	(2.42)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through

September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At September 30, 2002, the Partnership's exposure to the global interest rate market complex was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The Partnership also takes futures position in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2002, was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., position between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's exposures were to the euro and Japanese yen cross-rates and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership's equity exposure at September 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the S&P 500(U.S.) and NASDAQ(U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, aluminum and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002, were in British pounds, euros, and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES

(a)	  As of a date within 90 days of the filing date of this
  quarterly report, the President and Chief Financial
 Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	  There have been no significant changes in the
  Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 12,767,680.183 Units were sold, leaving 6,232,319.817 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $140,929,813.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending.
Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency

Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations.
Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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

10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25,2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2002.

10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.



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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;


5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   November 14, 2002          /s/Jeffrey A. Rothman
                                      Jeffrey A. Rothman
                                      President, Demeter Management
                                      Corporation, general partner
                                      of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002        /s/Jeffrey D. Hahn
                                    Jeffrey D. Hahn
                                    Chief Financial Officer,
                                    Demeter Management Corporation,
                                    general partner of the
                                    Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002