Form 10-K
period 2002-12-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2003-03-26
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-26280

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3782225
(State or other jurisdiction of				   (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY					  				  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $84,746,590 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2002
                               Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item  1.	Business . . . . . . . . . . . . . . . . . . . . . . .  .2-6

	Item  2.	Properties . . . . . . . . . . . . . . . . . . . . . . .. .6

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .. 6

	Item  4.	Submission of Matters to a Vote of Security Holders . . .. 6

Part II.

	Item  5.	Market for the Registrant's Partnership Units
		 	and Related Security Holder Matters . . . . . . . . .  . 7-8

	Item  6.		Selected Financial Data . .  . . . . . . . . . . . . . . . 9

	Item  7.	Management's Discussion and Analysis of Financial
	        	Condition and Results of Operations . . . . . . . .  . 10-24

	Item 7A.	Quantitative and Qualitative Disclosures About
	         	Market Risk . . . . . . . . . . . . . . . . . . . . .. 24-38

	Item  8.	Financial Statements and Supplementary Data. . . . . . . .38

	Item  9.	Changes in and Disagreements with Accountants on
	        	Accounting and Financial Disclosure . . . . . . . . . .  .38
Part III.

	Item 10.	Directors and Executive Officers of the Registrant .. .39-43

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .44

	Item 12.	Security Ownership of Certain Beneficial Owners
	        	and Management . . . . . .  . . . .  . . . . . . . . ..  .44

	Item 13.	Certain Relationships and Related Transactions. . . . .44-45

	Item 14.	Controls and Procedures. . . . . . . . . . . . . . . . . .45

Part IV.

	Item 15.	Exhibits, Financial Statement Schedules, and
	        	Reports on Form 8-K . . . . . . . . . . . . . . . . .  46-47


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
	April 30, 2002	        I

	Partnership's Supplement to the
	Prospectus dated January 24, 2003	 	   I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2002	  II, III and IV


       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Spectrum Strategic L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised (at December 31, 2002) of the Partnership, Morgan Stanley Spectrum Commodity L.P. ("Spectrum Commodity"), Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").

Spectrum Commodity terminated trading on December 31, 2002 and commenced its dissolution in January 2003 pursuant to its Limited
Partnership Agreement.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS &
       Co.") and Morgan Stanley & Co. International Limited
("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management Inc., (collectively, the "Trading Advisors").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

Units of limited partnership interest ("Unit(s)") are offered for sale at monthly closings at a purchase price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

The managing underwriter for the Spectrum Series is Morgan Stanley
DW.

The Partnership's net asset value per Unit at December 31, 2002 was $11.54, representing an increase of 9.38 percent from the net asset value per Unit of $10.55 on December 31, 2001. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in
       one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated April 30, 2002 (the "Prospectus"), and the Partnership's supplement to the Prospectus dated January 24, 2003 (the Supplement"), incorporated by reference in this Form 10-K, set forth below.

Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-8 of
			 the Prospectus and Page
			 S-1 of the Supplement).

	2.	Futures, Options, and	2.	"The Futures, Options, and
		Forwards Markets		 Forwards Markets" (Pages
				 137-141 of the Prospectus).

	3.	Partnership's Trading	3.	"Use of Proceeds" (Pages
		Arrangements and		 26-28 of the Prospectus
		Policies	 	 and Page S-4 of the Supple-
 				 ment).  "The Trading
				 Advisors" (Pages 72-119
			 	 of the Prospectus and
				 Pages S-28 - S-38 of the
				 Supplement).

	4.	Management of the Part-	4.	"The Trading Advisors -
	       nership		 The Management Agree-
				 ments" (Page 72 of the
		      		 Prospectus), "The
				 General  Partner" (Pages
				 67-71 of the Prospectus
				 and Pages S-25 - S-28 of
				 the Supplement), "The Com-
				 modity Brokers" (Pages
 121-122 of the Prospectus)
 and "The Limited Partner-
 ship Agreements"(Pages 123-
	 125 of the Prospectus).

	5.	Taxation of the Partner-	5. 	"Material Federal Income
  	ship's Limited Partners		 Tax Considerations" and
				"State and Local Income Tax
                            		 Aspects" (Pages 130-135 of
				 the Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements
       and other information that issuers (including the
Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
        PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 10,209.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Use of Proceeds. The Partnership initially registered
4,000,000 Units pursuant to a Registration Statement on a Form
S-1, which became effective on September 15, 1994 (SEC File Number
33-80146).

The Partnership registered an additional 6,000,000 Units pursuant to the new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494).

       The Partnership registered an additional 2,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-3222).

The Partnership registered an additional 6,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90487).

Units are being sold at monthly closings as of the close of business on last day of each month at a purchase price equal to 100% of the net asset value per Unit as of the date of such monthly closing.

Through December 31, 2002, 13,168,223.767 Units were sold, leaving 5,831,776.233 Units unsold at December 31, 2002. The aggregate price of the Units sold through December 31, 2002 was $145,506,558.

The managing underwriter for the Partnership is Morgan Stanley DW.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement.



Item 6.  SELECTED FINANCIAL DATA (in dollars)



	       		 	     For the Years Ended December 31,
                       2002         2001	     2000        1999         1998

Revenues (Losses)
(including interest)	 14,078,687	  6,855,809	 ( 26,938,961)  39,555,618  13,096,775


Net Income (Loss)		  6,314,416    (480,543)  (36,887,290)  28,129,070   5,015,095


Net Income (Loss)
Per Unit (Limited
& General Partners) 	      0.99	     (0.06)	      (5.24)		  4.30	         0.84


Total Assets 		77,094,809	71,489,275	 76,427,098  109,444,028	   71,445,333


Total Limited
Partners' Capital	   	74,487,934	68,012,216  	 73,433,119	 106,542,362   69,671,636



Net Asset Value Per
Unit 				     11.54	     10.55		10.61  	 15.85	        11.55






       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.


Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards, and options in
       subsequent periods.  It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Advisors and the ability of each Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different
       times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used
       relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, Partnership's total capital was $75,369,072, an increase of $6,551,686 from the Partnership's total capital of $68,817,386 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $6,314,416, total subscriptions aggregated $13,475,899 and total redemptions aggregated $13,238,629.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $14,078,687 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.3% were recorded in the agricultural markets primarily from long futures positions in cocoa as political unrest in the Ivory Coast threatened supplies throughout much of the year. Additional gains were recorded in the agricultural markets from long futures positions in coffee as technical factors and concerns regarding supplies placed upward pressure on prices. Further gains resulted from long positions in wheat, soybean, and corn futures, as weather-related concerns threatened crops in the U.S. midwest. In the currency markets, gains of approximately 7.6% were recorded from long positions in the euro and Swiss franc versus the U.S. dollar as the dollar's value weakened amid investors' fears concerning increased global tensions and prolonged uncertainty regarding the U.S. economy. A
       portion of the Partnership's overall gains was offset by losses of approximately 2.9% recorded in the global stock index futures markets from long positions in U.S. and European stock index futures as prices continued to weaken throughout a majority of the year amid ongoing concerns regarding the global economic recovery, corporate accounting scandals, and geopolitical concerns. Additional losses were incurred from short positions in U.S. and European stock index futures as global equity prices reversed higher during the fourth quarter amid temporary economic optimism. In the metals futures markets, losses of approximately 2.9% were experienced from long positions in copper, aluminum, and zinc futures as prices reversed lower during April and July amid growing inventory levels and weak industrial demand. Total expenses for the year were $7,764,271, resulting in net income of $6,314,416. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $11.54 at December 31, 2002.


At December 31, 2001, the Partnership's total capital was
$68,817,386, a decrease of $5,417,063 from the Partnership's total capital of $74,234,449 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $480,543, total subscriptions aggregated $9,249,482 and total redemptions aggregated $14,186,002.

       For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $6,855,809 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 5.5% were recorded in the currency markets throughout a majority of the fourth quarter from transactions involving the euro and Swiss franc. In the global stock index futures markets, losses of approximately 2.2% were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices declined after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. In the metals markets, losses of approximately 1.8% were incurred primarily during October and November from long gold futures positions as prices reversed lower on the heels of sharp gains in the U.S. stock market. A portion of the Partnership's overall losses was partially offset by gains of approximately 13.1% recorded in the soft commodities markets primarily during September and November from long cocoa futures positions as prices soared higher on expectations that global demand will outpace production. Additional gains were recorded primarily during April, May and December from long lumber futures positions as prices increased amid low inventories and on hopes of a pickup in the U.S. economy. In the global interest rate futures markets, gains of approximately 5.4% were recorded throughout a majority of the first quarter from long positions in eurodollar futures as prices rose amid a rattled stock market,
       shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. During September and October, profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a "safe haven" from declining stock prices. Total expenses for the year were $7,336,352, resulting in a net loss of $480,543. The net asset value of a Unit decreased from $10.61 at December 31, 2000 to $10.55 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was $74,234,449, a decrease of $33,458,072 from the Partnership's total capital of $107,692,521 at December 31, 1999. For the year ended December 31, 2000, the Partnership generated a net loss of $36,887,290, total subscriptions aggregated $17,601,488 and total redemptions aggregated $14,172,270.

For the year ended December 31, 2000, the Partnership recorded total trading losses, net of interest income, of $26,938,961 and posted a decrease in net asset value per Unit. The most significant losses of approximately 16.0% were recorded in the global stock index futures markets from short positions in U.S. stock index futures as domestic equity prices moved higher in early January on fears of an interest rate hike and reports of a major corporate merger. Additional losses were recorded during
       February from short positions in NASDAQ 100 Index futures as the NASDAQ Index climbed higher on strength in computer-chip maker and biotechnology companies. During the first half of September and November, additional losses were incurred from long positions in U.S. stock index futures as prices declined due to jitters in the technology sector and a worrisome spike in oil prices. In the metals markets, losses of approximately 14.6% were incurred primarily from long positions in aluminum and copper futures as prices moved lower in February and March due primarily to technically based selling, falling prices of other base metals and the softening of oil prices. Additional losses were recorded during April, late May, early June and October from long positions in aluminum and copper futures as prices declined after concerns mounted that demand would weaken amid a cooling of the
U.S. economy. In soft commodities, losses of approximately 11.5% were experienced primarily during June, throughout a majority of the third quarter and December from long positions in lumber futures as prices declined amid weak demand and abundant supplies. Additional losses were experienced during January, February and early April from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil and on technically based selling. In the currency markets, losses of approximately 8.9% were recorded primarily during January, February and July from long positions in the euro as the value of the European common currency weakened versus the
       U.S. dollar due to skepticism regarding Europe's economic outlook. During mid September, additional losses were experienced from short positions in the euro as its value reversed sharply and suddenly higher versus the U.S. dollar after the world's major central banks carried out coordinated intervention to buy euros. Losses were also experienced during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. During May and June, losses were recorded from short positions in the Japanese yen as the value of the U.S. dollar weakened versus the yen due primarily to the perception that interest rates in the U.S. may have topped out. A portion of the Partnership's overall losses was partially offset by gains of approximately 18.9% recorded primarily during January in the energy markets from long futures positions in crude oil and its refined products as oil prices increased on growing speculation that the Organization of Petroleum Exporting Countries (OPEC) would extend production cuts beyond the deadline of March 2000. Additional gains were recorded during March from short positions in crude oil futures as prices declined after OPEC effectively restored production levels to their year-earlier level. Additional gains were recorded early in May from long futures positions in crude oil as oil prices increased amid concerns over tight gasoline supplies and after comments from OPEC ministers who saw no need to raise supplies further. Profits were also recorded primarily during May from long positions in natural
       gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. During August, November and December, additional gains were recorded from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Total expenses for the year were $9,948,329, resulting in a net loss of $36,887,290. The net asset value of a Unit decreased from $15.85 at December 31, 1999 to $10.61 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures, forwards, and options markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards, and options
       in interest rates, stock indices, commodities, currencies, petroleum, precious metals and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the
       United States and the foreign exchanges on which the
Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require, in addition, a minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets. On those relatively few occasions where the Partnership's credit exposure
       may climb above such level, Demeter deals with the
situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the Limited Partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together
with Morgan Stanley DW, have determined to be creditworthy.   The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or
       substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that
       far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many
       variables that could change the market value of the
Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that
       occurred over this time period.  This generates a
probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets
       by primary market risk category at December 31, 2002 and
2001. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $75 million and $69 million, respectively.

Primary Market 	December 31, 2002	  December 31, 2001
     Risk Category	       Value at Risk	     Value at Risk

Currency			 	 (1.99)%				 (0.82)%
Interest Rate			 (1.39)				 (0.23)
Equity				 (0.46)				 (0.21)
Commodity				 (2.79)				 (2.01)
Aggregate Value at Risk	 (3.93)%			  	 (2.20)%

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

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category      High        Low        Average
Currency                         (1.99)%	(0.38)%	  (1.12)%
Interest Rate				   (1.39)		(0.25)	  (0.80)
Equity   				        (0.64)		(0.17)	  (0.37)
Commodity  				   (2.79)		(1.87)	  (2.25)
Aggregate Value at Risk          (3.93)%	(2.47)%	  (2.85)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001, and for the end of the four quarterly reporting periods during calendar year 2002.
       Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 86% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership's currency exposure at December 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At December 31, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At December 31, 2002, the Partnership's exposure to the global interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency
       positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at December 31, 2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2002, the Partnership's primary exposures were to the DAX (Germany) and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, coffee and soybean oil markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at December 31, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and tin. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions as market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to
       continue to be experienced in the futures.  Natural
gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances.	The Partnership's foreign
currency balances at December 31, 2002 were in British pounds, Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum
       margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)


Quarter		   Revenues/          Net		      Net Income/
Ended	           (Net Losses)     Income/(Loss)   (Loss) Per Unit

2002
March 31 		$  8,275,813	 $  6,492,203		  $ 1.00
June 30	   	   4,753,904	    2,944,241		    0.47
September 30	   6,023,092	    3,800,561		    0.60
December 31	  (4,974,122)	   (6,922,589)		   (1.08)

Total			$ 14,078,687	 $  6,314,416		  $ 0.99

2002
March 31 		$  2,340,103	 $    404,464		  $ 0.06
June 30	   	  (1,824,625)	   (3,672,569)		   (0.54)
September 30	   2,975,539	    1,217,762		    0.18
December 31	   3,364,792	    1,569,800		    0.24

Total			$  6,855,809	 $   (480,543)		  $(0.06)

Item 9. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


        PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is the President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley
       Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the
       Product Development Group at Morgan Stanley Investment
Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at
       Morgan Stanley.  He previously served Chief Accounting
Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979
       and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
         	MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 76,351.101 Units of general partnership interest representing a 1.17 percent interest in the Partnership.

(c)  Changes in Control - None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan
       Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $5,304,486 for the year ended
December 31, 2002.

Item 14.	CONTROLS AND PROCEDURES
	(a)	As of a date within 90 days of the filing date of this
annual report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

	(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART IV
Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	 1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2002, 2001 and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2002, 2001 and 2000.

-  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

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

					MORGAN STANLEY SPECTRUM STRATEGIC L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner


March 31, 2003			BY: /s/	Jeffrey A. Rothman
						 	Jeffrey A. Rothman, Director
						  	and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:   /s/ 	Robert E. Murray                    		March 31, 2003
	  	Robert E. Murray, Director and
		Chairman

     /s/ 	Jeffrey A. Rothman                    		March 31, 2003
	  	Jeffrey A. Rothman, Director and
		President

    /s/ 	Joseph G. Siniscalchi                 		March 31, 2003
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                 		March 31, 2003
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                      		March 31, 2003
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	             		March 31, 2003
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                     		March 31, 2003
           Anthony J. DeLuca, Director

    /s/  	Frank Zafran		                  	March 31, 2003
	    	Frank Zafran, Director

    /s/  	Jeffrey D. Hahn		                  	March 31, 2003
	    	Jeffrey D. Hahn, Chief
		Financial Officer

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003           /s/Jeffrey A. Rothman
						     Jeffrey A. Rothman,
						     President, Demeter Management
                                   Corporation, general partner
	    of the registrant
        CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003         /s/Jeffrey D. Hahn
                 Jeffrey D. Hahn
                            Chief Financial Officer,
                                  Demeter Management Corporation,
                                  general partner of the
                                  registrant

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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424 (b)(3) under the Securities Act of 1933 on May 8,
2002.
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

10.14 Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus dated June 30,
2002, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3)under the Securities Act of 1933 on May 8, 2002.
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

10.17	Customer Agreement between the Partnership and MSIL, dated
as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership's Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.

10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership's Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November 1,
2001.
13.01	December 31, 2002 Annual Report to Limited Partners is
filed herewith.

99.01	Certification of President of Demeter Management Corpor-
ation, general partner of the Partnership, pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

		       EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) 	The Report fully complies with the requirements of
 Section 13 or 15(d) of the Securities Exchange Act of
 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.







By:	/s/Jeffrey A. Rothman

Name:	Jeffrey A. Rothman
Title:	President

Date:	March 31, 2003

					  EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Strategic L.P. (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)		The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.






By:	/s/Jeffrey D. Hahn

Name:	Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:	March 31, 2003

                                                                 Morgan Stanley
                                                                Spectrum Series

 December 31, 2002
 Annual Report


    [LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for each Fund. Past performance is not necessarily indicative of future results.

                                                                                                           INCEPTION-
                                                                                                            TO-DATE   ANNUALIZED
                           1991    1992  1993   1994   1995 1996  1997  1998  1999    2000    2001   2002    RETURN     RETURN
FUND                        %       %     %      %      %    %     %     %     %       %       %      %        %          %
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Commodity......    --      --    --     --     --   --    --  (34.3) 15.8    3.2    (25.6)  16.6    (31.9)     (7.4)
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Currency.......    --      --    --     --     --   --    --    --    --     11.7    11.1   12.2     39.3      14.2
                                                                                    (6 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Global Balanced    --      --    --   (1.7)   22.8 (3.6) 18.2  16.4   0.7    0.9    (0.3)  (10.1)    45.7       4.7
                                              (2 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Select.........   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2   14.2  (7.6)   7.1     1.7    15.4    176.5       9.3
                         (5 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic......    --      --    --    0.1    10.5 (3.5) 0.4   7.8   37.2   (33.1)  (0.6)   9.4      15.4       1.8
                                              (2 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Spectrum Technical......    --      --    --   (2.2)   17.6 18.3  7.5   10.2  (7.5)   7.8    (7.2)   23.3     84.1       7.8
                                              (2 mos.)
--------------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
(212) 310-6444

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2002

Dear Limited Partner:
  This marks the ninth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P., the twelfth annual report for Morgan Stanley Spectrum Select L.P., the fifth annual report for Morgan Stanley Spectrum Commodity L.P. and the third annual report for Morgan Stanley Spectrum Currency L.P. The Net Asset Value per Unit for each of the six Morgan Stanley Spectrum Funds as of December 31, 2002 was as follows:

                                                    % CHANGE
                   FUNDS                    N.A.V.  FOR YEAR
                   -----------------------------------------
                   Spectrum Commodity       $ 6.81   16.6%
                   -----------------------------------------
                   Spectrum Currency        $13.93   12.2%
                   -----------------------------------------
                   Spectrum Global Balanced $14.57   -10.1%
                   -----------------------------------------
                   Spectrum Select          $27.65   15.4%
                   -----------------------------------------
                   Spectrum Strategic       $11.54    9.4%
                   -----------------------------------------
                   Spectrum Technical       $18.41   23.3%
                   -----------------------------------------

  Since their inception in November 1994, Spectrum Global Balanced has increased by 45.7% (a compound annualized return of 4.7%), Spectrum Strategic has increased by 15.4% (a compound annualized return of 1.8%), and Spectrum Technical has increased by 84.1% (a compound annualized return of 7.8%). Since its inception in August 1991, Spectrum Select has increased by 176.5% (a compound annualized return of 9.3%). Since its inception in January 1998, Spectrum Commodity has decreased by 31.9% (a compound annualized return of -7.4%). Since its inception in July 2000, Spectrum Currency has increased by 39.3% (a compound annualized return of 14.2%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates. In the case of Spectrum Currency, we provide the trading gains and trading losses for the five major currencies in which the Fund participates, and composite information for all other "minor" currencies traded within the Fund.

  The trading results by sector charts indicate the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

Special Notice to Limited Partners of Morgan Stanley Spectrum Commodity L.P.

  As notified under separate cover dated December 16, 2002, Limited Partners of Morgan Stanley Spectrum Commodity L.P. are advised that Demeter Management Corporation, the general partner of Spectrum Commodity, has determined to terminate trading within the Fund effective December 31, 2002, and commence dissolution pursuant to the Fund's Limited Partnership Agreement.

  Limited Partners are advised of recent changes to the Board of Directors and Officers of Demeter Management Corporation (the "General Partner"):

  Mr. Robert E. Murray resigned the position of President of the General Partner. Mr. Murray will, however, retain his position as Chairman of the Board of Directors.

  Mr. Jeffrey A. Rothman, age 41, is the President and a Director of the General Partner. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's Managed Futures Department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 35 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

  Mr. Frank Zafran, age 47, is a Director of the General Partner and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979 and held various positions in Corporate Accounting and the Insurance Department, including

Senior Operations Officer--Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

  Mr. Raymond E. Koch resigned the position of Chief Financial Officer of the General Partner.

  Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of the General Partner. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,
/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

SPECTRUM COMMODITY

                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Energies                      10.34%
Metals                         1.70%
Agriculturals                  9.77%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the energy futures markets, gains were experienced throughout a majority of the year from long positions in natural gas futures as prices drew strength primarily from colder weather in the Northeastern U.S. and a disruption of output from the Gulf of Mexico caused by Hurricane Isidore. Additional gains were recorded from long positions in crude oil futures and related products as growing tensions between the U.S. and Iraq pushed prices higher in late February and early March, as well as during the second half of the year.
.. In the agricultural markets, gains were provided from long positions in cocoa futures as political unrest in the Ivory Coast threatened supplies throughout a majority of the year. Additional gains were recorded from long positions in sugar futures during December and long positions in a variety of grain futures during May, June, and July.
.. In the metals futures markets, gains were recorded from long futures positions in gold as prices initially climbed higher early in the year amid investors' fears concerning weaker global equity prices. Additional gains resulted later in the year, as gold prices resumed their upward move amid the looming threat of military action against Iraq and North Korea.

SPECTRUM CURRENCY

                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Australian dollar              4.12%
British Pound                 -8.99%
Euro                          16.42%
Japanese yen                  -7.28%
Swiss franc                    5.07%
Minor Currencies              12.95%


Note:Reflects trading results only and does not include fees or interest income. Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded from long positions in the euro, Swiss franc, and Norwegian krone versus the U.S. dollar as the dollar's value significantly weakened during April, May, and June amid falling equity prices and concerns regarding corporate integrity. Additional gains from long positions in the euro, Swiss franc, and Norwegian krone were experienced in December as the looming threat of a potential military conflict with Iraq and North Korea further weakened the dollar.
.. Additional gains stemmed from long positions in the South African rand versus the U.S. dollar as its value approached a 16-month high during the second and fourth quarter amid strong demand for South African exports and high relative interest rates.
..  Profits were recorded from long positions in the Australian dollar and New
   Zealand dollar versus the U.S. dollar as the value of both currencies strengthened during April, May, and throughout the fourth quarter amid higher gold prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the British pound from short positions versus the U.S. dollar during the summer months and into the fourth quarter as the value of the dollar weakened amid geopolitical and economic concerns.
.. Losses resulted from positions in the Japanese yen versus the U.S. dollar during March as the yen initially strengthened amid asset repatriation out of the U.S. into Japan, only to retreat by month-end on expectations that the repatriation flow would soon subside ahead of the Japanese fiscal year-end. Further losses in the Japanese yen were experienced in December from short positions versus the U.S. dollar as the value of the dollar weakened versus most major currencies.

SPECTRUM GLOBAL BALANCED

                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Currencies                     1.31%
Interest Rates                 7.42%
Stock Indices                -14.15%
Energies                       0.00%
Metals                        -0.45%
Agriculturals                 -0.43%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global stock index futures markets, losses were experienced from long positions in European, U.S., and Japanese stock index futures as prices continued to weaken throughout the majority of the year, particularly during July, September, and December, amid continued economic uncertainty and ongoing political concerns.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains resulted from long positions in European, Japanese, and U.S. interest rate futures, predominantly during the third quarter, as prices trended higher amid a shift in assets from stocks into bonds as investors sought the "safe haven" of fixed income investments.
.. In the currency markets, gains were recorded from long positions in the euro and Swiss franc versus the U.S. dollar as the dollar's value weakened during May, June, and December amid investors' fears concerning increased global tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea's nuclear program.

SPECTRUM SELECT

                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Currencies                    12.08%
Interest Rates                 9.54%
Stock Indices                  0.45%
Energies                       1.01%
Metals                        -1.82%
Agriculturals                  1.23%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro and Swiss franc versus the U.S. dollar during May, June and December, as the dollar's value weakened amid investors' fears concerning global political tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea's nuclear program.
.. In the global interest rate futures markets, gains were recorded from long positions in European and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid a shift of assets from stocks into bonds as investors sought the "safe haven" of fixed income investments.
.. In the agricultural futures markets, gains were recorded from long futures positions in soybean and wheat as prices rallied during the second and third quarter amid fears that hot and dry weather would adversely affect crops in the U.S. midwest.
.. In the energy futures markets, gains were experienced from long positions in natural gas futures during March, August, September, and December as prices moved higher amid supply concerns.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the metals futures markets, losses were incurred early in the year from long positions in copper futures as prices fell amid weak industrial demand. Additional losses were recorded from short positions in copper futures as prices reversed higher in response to a temporary rally in global equity prices in October.

SPECTRUM STRATEGIC

                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Currencies                     7.56%
Interest Rates                -0.28%
Stock Indices                 -2.92%
Energies                      -0.06%
Metals                        -2.87%
Agriculturals                 18.25%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the agricultural markets, gains were recorded from long futures positions in cocoa as political unrest in the Ivory Coast threatened supplies throughout a majority of the year. Additional gains were recorded from long futures positions in coffee as technical factors and concerns regarding supplies placed upward pressure on prices. Further gains resulted from long positions in wheat, soybean, and corn futures as weather-related concerns threatened supplies in the U.S. midwest.
.. In the currency markets, gains were recorded from long positions in the euro and Swiss franc versus the U.S. dollar as the dollar's value weakened amid investors' fears concerning increased global tensions and prolonged uncertainty regarding the U.S. economy.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global stock index futures markets, losses were recorded from long positions in U.S. and European stock index futures as prices continued to weaken throughout a majority of the year amid ongoing concerns regarding the global economic recovery, corporate accounting scandals, and geopolitical concerns. Additional losses were incurred from short positions in U.S. and European stock index futures as global equity prices reversed higher during the fourth quarter amid temporary economic optimism.
.. In the metals futures markets, losses were experienced from long positions in copper, aluminum, and zinc futures as prices reversed lower during April and July amid growing inventory levels and weak industrial demand.

SPECTRUM TECHNICAL


                                     [CHART]

                            Year ended
                        December 31, 2002
                        -----------------
Currencies                    13.05%
Interest Rates                17.05%
Stock Indices                  4.34%
Energies                       0.01%
Metals                        -2.34%
Agriculturals                  0.96%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains resulted from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher during the period from June through September, as well as in December, amid global economic uncertainty and falling equity prices.
.. In the currency markets, gains were recorded during the second quarter, as well as in December, from long positions in the euro versus the U.S. dollar as the value of the dollar weakened amid continued uncertainty regarding the U.S. economic recovery and heightened global political tensions.
.. In the global stock index futures markets, gains were recorded from short positions in European stock index futures as prices trended lower during June, July, and September amid skepticism regarding a global economic recovery.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the metals futures markets, losses resulted from long positions in copper futures as prices reversed lower during the second quarter amid growing inventory levels and weak industrial demand. Additional losses were recorded during October from short positions in copper futures as prices reversed higher amid renewed economic optimism.

MORGAN STANLEY SPECTRUM SERIES

INDEPENDENT AUDITORS' REPORT

  To the Limited Partners and the General Partner of Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P.:

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 and the years ended December 31, 2001 and 2002 for Spectrum Currency, and for each of the three years in the period ended December 31, 2002 for the other above mentioned Partnerships. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 and the years ended December 31, 2001 and 2002 for Spectrum Cur-rency, and for each of the three years in the period ended December 31, 2002 for the other above mentioned Partnerships, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

MORGAN STANLEY SPECTRUM COMMODITY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                        ----------------------
                                                           2002        2001
                                                        ----------  ----------
                                                            $           $
                                    ASSETS
  Equity in futures interests trading accounts:
    Cash                                                14,290,282  12,980,361

    Net unrealized gain on open contracts (MS&Co.)          --         289,317
    Net unrealized gain (loss) on open contracts
     (MSIL)                                               (101,856)     77,762
                                                        ----------  ----------
    Total net unrealized gain (loss) on open contracts    (101,856)    367,079
                                                        ----------  ----------
     Total Trading Equity                               14,188,426  13,347,440
  Interest receivable (Morgan Stanley DW and
   MS&Co.)                                                  11,963      17,129
  Subscriptions receivable                                  --         108,050
                                                        ----------  ----------
     Total Assets                                       14,200,389  13,472,619
                                                        ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                    5,357,853     417,678
  Accrued brokerage fees (Morgan Stanley DW and
   MS&Co.)                                                  52,969      52,001
  Accrued management fees (MSCM)                            28,788      28,261
                                                        ----------  ----------
     Total Liabilities                                   5,439,610     497,940
                                                        ----------  ----------
  PARTNERS' CAPITAL
  Limited Partners (1,243,152.442 and 2,180,009.505
   Units, respectively)                                  8,465,275  12,721,444
  General Partner (43,395.648 Units)                       295,504     253,235
                                                        ----------  ----------
     Total Partners' Capital                             8,760,779  12,974,679
                                                        ----------  ----------
     Total Liabilities and Partners' Capital            14,200,389  13,472,619
                                                        ==========  ==========
  NET ASSET VALUE PER UNIT                                    6.81        5.84
                                                        ==========  ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                             2002       2001        2000
                                          ---------  ----------  ---------
                                              $          $           $
    REVENUES
    Trading profit (loss):
      Realized                            3,310,675  (4,662,750) 1,696,824
      Net change in unrealized             (468,935)    392,362   (567,711)
                                          ---------  ----------  ---------
       Total Trading Results              2,841,740  (4,270,388) 1,129,113
    Interest income (Morgan Stanley DW
     and MS&Co.)                            178,063     518,759  1,047,350
                                          ---------  ----------  ---------
       Total                              3,019,803  (3,751,629) 2,176,463
                                          ---------  ----------  ---------
    EXPENSES
    Brokerage fees (Morgan Stanley DW and
     MS&Co.)                                607,846     736,436    949,310
    Management fees (MSCM)                  330,352     400,237    546,187
    Service fees (Demeter)                    --         --         58,604
                                          ---------  ----------  ---------
       Total                                938,198   1,136,673  1,554,101
                                          ---------  ----------  ---------
    NET INCOME (LOSS)                     2,081,605  (4,888,302)   622,362
                                          =========  ==========  =========
    NET INCOME (LOSS) ALLOCATION:
      Limited Partners                    2,039,336  (4,800,953)   612,086
      General Partner                        42,269     (87,349)    10,276
    NET INCOME (LOSS) PER UNIT:
      Limited Partners                          .97       (2.01)       .24
      General Partner                           .97       (2.01)       .24

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,
                                                                   ---------------------
                                                                      2002       2001
                                                                   ---------- ----------
                                                                       $          $
                                        ASSETS
Equity in futures interests trading accounts:
 Cash                                                              88,478,803 43,241,135
 Net unrealized gain on open contracts (MS&Co.)                     5,651,549  3,178,383
                                                                   ---------- ----------
   Total Trading Equity                                            94,130,352 46,419,518
Subscriptions receivable                                            4,178,758  2,642,117
Interest receivable (Morgan Stanley DW)                                70,210     50,588
                                                                   ---------- ----------
   Total Assets                                                    98,379,320 49,112,223
                                                                   ========== ==========

                          LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                                 1,526,335    165,224
Accrued brokerage fees (Morgan Stanley DW)                            316,460    154,729
Accrued incentive fees                                                239,482    913,255
Accrued management fees                                               137,591     67,274
                                                                   ---------- ----------
   Total Liabilities                                                2,219,868  1,300,482
                                                                   ---------- ----------
PARTNERS' CAPITAL
Limited Partners (6,739,826.121 and 3,674,315.446 Units,
 respectively)                                                     93,891,619 45,598,611
General Partner (162,791.986 and 178,332.987 Units, respectively)   2,267,833  2,213,130
                                                                   ---------- ----------
   Total Partners' Capital                                         96,159,452 47,811,741
                                                                   ---------- ----------
   Total Liabilities and Partners' Capital                         98,379,320 49,112,223
                                                                   ========== ==========
NET ASSET VALUE PER UNIT                                                13.93      12.41
                                                                   ========== ==========

STATEMENTS OF OPERATIONS

                                                                                     FOR THE PERIOD FROM
                                                                                        JULY 3, 2000
                                                                FOR THE YEARS ENDED   (COMMENCEMENT OF
                                                                    DECEMBER 31,       OPERATIONS) TO
                                                                --------------------    DECEMBER 31,
                                                                   2002      2001           2000
                                                                ---------- --------- -------------------
                                                                    $         $               $
REVENUES
Trading profit:
 Realized                                                       12,877,202 3,998,924      1,126,201
 Net change in unrealized                                        2,473,166 2,622,814        555,569
                                                                ---------- ---------      ---------
   Total Trading Results                                        15,350,368 6,621,738      1,681,770
Interest income (Morgan Stanley DW)                                833,523   731,716        236,461
                                                                ---------- ---------      ---------
   Total                                                        16,183,891 7,353,454      1,918,231
                                                                ---------- ---------      ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)                               3,077,048 1,297,698        249,571
Incentive fees                                                   1,485,875 1,155,201        188,423
Management fees                                                  1,337,848   564,216        171,693
                                                                ---------- ---------      ---------
   Total                                                         5,900,771 3,017,115        609,687
                                                                ---------- ---------      ---------
NET INCOME                                                      10,283,120 4,336,339      1,308,544
                                                                ========== =========      =========
NET INCOME ALLOCATION:
 Limited Partners                                               10,038,409 4,119,027      1,134,371
 General Partner                                                   244,711   217,312        174,173
NET INCOME PER UNIT:
 Limited Partners                                                     1.52      1.24           1.17
 General Partner                                                      1.52      1.24           1.17


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            49,330,482  57,396,091

     Net unrealized gain on open contracts (MS&Co.)     758,782     839,855
     Net unrealized loss on open contracts (MSIL)       (12,849)   (150,647)
                                                     ----------  ----------
     Total net unrealized gain on open contracts        745,933     689,208
     Net option premiums                                712,573      --
                                                     ----------  ----------
      Total Trading Equity                           50,788,988  58,085,299
   Subscriptions receivable                             716,792     611,641
   Interest receivable (Morgan Stanley DW)               53,458      93,818
                                                     ----------  ----------
      Total Assets                                   51,559,238  58,790,758
                                                     ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                  896,775     725,284
   Accrued brokerage fees (Morgan Stanley DW)           202,109     219,946
   Accrued management fees                               54,922      59,768
                                                     ----------  ----------
      Total Liabilities                               1,153,806   1,004,998
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (3,419,596.378 and 3,524,663.525
    Units, respectively)                             49,814,229  57,127,967
   General Partner (40,584.304 Units)                   591,203     657,793
                                                     ----------  ----------
      Total Partners' Capital                        50,405,432  57,785,760
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        51,559,238  58,790,758
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                               14.57       16.21
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2002        2001        2000
                                          ----------  ----------  ----------
                                              $           $           $
REVENUES
Trading profit (loss):
 Realized                                 (3,772,374)  3,618,628  (2,091,009)
 Net change in unrealized                     56,725  (2,628,436)  2,507,530
                                          ----------  ----------  ----------
                                          (3,715,649)    990,192     416,521
Proceeds from Litigation Settlement          233,074      --          --
                                          ----------  ----------  ----------
   Total Trading Results                  (3,482,575)    990,192     416,521
Interest income (Morgan Stanley DW)          916,179   2,160,076   3,275,958
                                          ----------  ----------  ----------
   Total                                  (2,566,396)  3,150,268   3,692,479
                                          ----------  ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)         2,532,371   2,597,121   2,558,008
Management fees                              688,151     705,746     695,117
                                          ----------  ----------  ----------
   Total                                   3,220,522   3,302,867   3,253,125
                                          ----------  ----------  ----------
NET INCOME (LOSS)                         (5,786,918)   (152,599)    439,354
                                          ==========  ==========  ==========
NET INCOME (LOSS) ALLOCATION:
 Limited Partners                         (5,720,328)   (150,650)    433,786
 General Partner                             (66,590)     (1,949)      5,568
NET INCOME (LOSS) PER UNIT:
 Limited Partners                              (1.64)       (.05)        .14
 General Partner                               (1.64)       (.05)        .14

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                   ------------------------
                                                       2002         2001
                                                   -----------  -----------
                                                        $            $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                          274,780,334  235,183,061

     Net unrealized gain on open contracts
     (MS&Co.)                                       20,865,525    7,164,265
     Net unrealized loss on open contracts (MSIL)   (2,967,507)  (1,767,529)
                                                   -----------  -----------
     Total net unrealized gain on open contracts    17,898,018    5,396,736
     Net option premiums                                --          167,063
                                                   -----------  -----------
      Total Trading Equity                         292,678,352  240,746,860
   Subscriptions receivable                          6,690,744    4,991,166
   Interest receivable (Morgan Stanley DW)             235,283      305,356
                                                   -----------  -----------
      Total Assets                                 299,604,379  246,043,382
                                                   ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                               1,876,403    2,595,426
   Accrued brokerage fees (Morgan Stanley DW)        1,662,321    1,440,360
   Accrued management fees                             687,856      596,011
                                                   -----------  -----------
      Total Liabilities                              4,226,580    4,631,797
                                                   -----------  -----------
   PARTNERS' CAPITAL
   Limited Partners (10,567,690.403 and
    9,966,639.126 Units, respectively)             292,226,000  238,821,840
   General Partner (113,977.644 and 108,076.600
    Units, respectively)                             3,151,799    2,589,745
                                                   -----------  -----------
      Total Partners' Capital                      295,377,799  241,411,585
                                                   -----------  -----------
      Total Liabilities and Partners' Capital      299,604,379  246,043,382
                                                   ===========  ===========
   NET ASSET VALUE PER UNIT                              27.65        23.96
                                                   ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            2002        2001        2000
                                         ---------- -----------  ----------
                                             $           $           $
     REVENUES
     Trading profit (loss):
       Realized                          46,999,853  43,420,724   6,845,291
       Net change in unrealized          12,501,282 (20,155,561) 18,665,233
                                         ---------- -----------  ----------
                                         59,501,135  23,265,163  25,510,524
     Proceeds from Litigation Settlement  4,636,156      --          --
                                         ---------- -----------  ----------
        Total Trading Results            64,137,291  23,265,163  25,510,524
     Interest income (Morgan Stanley DW)  3,468,437   7,203,732   9,573,095
                                         ---------- -----------  ----------
        Total                            67,605,728  30,468,895  35,083,619
                                         ---------- -----------  ----------
     EXPENSES
     Brokerage fees (Morgan Stanley DW)  18,943,743  17,183,347  14,706,945
     Management fees                      7,838,786   7,110,346   6,085,629
     Incentive fees                          --       3,009,853      --
                                         ---------- -----------  ----------
        Total                            26,782,529  27,303,546  20,792,574
                                         ---------- -----------  ----------
     NET INCOME                          40,823,199   3,165,349  14,291,045
                                         ========== ===========  ==========
     NET INCOME ALLOCATION:
       Limited Partners                  40,391,145   3,123,455  14,165,099
       General Partner                      432,054      41,894     125,946
     NET INCOME PER UNIT:
       Limited Partners                        3.69         .39        1.57
       General Partner                         3.69         .39        1.57

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            68,224,648  65,967,662

     Net unrealized gain on open contracts (MS&Co.)   7,430,755   4,515,344
     Net unrealized loss on open contracts (MSIL)      (499,611)    (23,578)
                                                     ----------  ----------
     Total net unrealized gain on open contracts      6,931,144   4,491,766
     Net option premiums                                222,768     288,552
                                                     ----------  ----------
      Total Trading Equity                           75,378,560  70,747,980
   Subscriptions receivable                           1,654,471     651,936
   Interest receivable (Morgan Stanley DW)               61,778      89,359
                                                     ----------  ----------
      Total Assets                                   77,094,809  71,489,275
                                                     ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                1,115,549   2,072,098
   Accrued brokerage fees (Morgan Stanley DW)           431,596     424,242
   Accrued management fees                              178,592     175,549
                                                     ----------  ----------
      Total Liabilities                               1,725,737   2,671,889
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (6,454,424.204 and 6,449,326.013
    Units, respectively)                             74,487,934  68,012,216
   General Partner (76,351.101 Units)                   881,138     805,170
                                                     ----------  ----------
      Total Partners' Capital                        75,369,072  68,817,386
                                                     ----------  ----------
      Total Liabilities and
       Partners' Capital                             77,094,809  71,489,275
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                               11.54       10.55
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               2002       2001         2000
                                            ---------- ----------  -----------
                                                $          $            $
REVENUES
Trading profit (loss):
 Realized                                   10,648,811  2,132,212  (23,193,914)
 Net change in unrealized                    2,439,378  2,505,634   (7,577,681)
                                            ---------- ----------  -----------
                                            13,088,189  4,637,846  (30,771,595)
Proceeds from Litigation Settlement             17,556     --           --
                                            ---------- ----------  -----------
   Total Trading Results                    13,105,745  4,637,846  (30,771,595)
Interest income (Morgan Stanley DW)            972,942  2,217,963    3,832,634
                                            ---------- ----------  -----------
   Total                                    14,078,687  6,855,809  (26,938,961)
                                            ---------- ----------  -----------
EXPENSES
Brokerage fees (Morgan Stanley DW)           5,304,486  5,152,756    5,798,093
Management fees                              2,194,958  2,183,596    2,880,999
Incentive fees                                 264,827     --        1,269,237
                                            ---------- ----------  -----------
   Total                                     7,764,271  7,336,352    9,948,329
                                            ---------- ----------  -----------
NET INCOME (LOSS)                            6,314,416   (480,543) (36,887,290)
                                            ========== ==========  ===========
NET INCOME (LOSS) ALLOCATION:
 Limited Partners                            6,238,448   (475,383) (36,503,461)
 General Partner                                75,968     (5,160)    (383,829)
NET INCOME (LOSS) PER UNIT:
 Limited Partners                                  .99       (.06)       (5.24)
 General Partner                                   .99       (.06)       (5.24)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    ------------------------
                                                        2002         2001
                                                    -----------  -----------
                                                         $            $
                                    ASSETS
  Equity in futures interests trading accounts:
    Cash                                            310,115,973  246,172,354

    Net unrealized gain on open contracts (MS&Co.)   27,172,226   14,299,794
    Net unrealized loss on open contracts (MSIL)     (3,069,013)  (2,794,179)
                                                    -----------  -----------
    Total net unrealized gain on open contracts      24,103,213   11,505,615
                                                    -----------  -----------
     Total Trading Equity                           334,219,186  257,677,969
  Subscriptions receivable                            7,108,790    4,445,562
  Interest receivable (Morgan Stanley DW)               268,836      318,673
                                                    -----------  -----------
     Total Assets                                   341,596,812  262,442,204
                                                    ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                 3,195,919    2,377,346
  Accrued brokerage fees (Morgan Stanley DW)          1,906,305    1,509,205
  Accrued management fees                               672,962      581,531
                                                    -----------  -----------
     Total Liabilities                                5,775,186    4,468,082
                                                    -----------  -----------
  PARTNERS' CAPITAL
  Limited Partners (18,038,726.045 and
   17,089,473.684 Units, respectively)              332,124,550  255,122,417
  General Partner (200,799.812 and 191,022.517
   Units, respectively)                               3,697,076    2,851,705
                                                    -----------  -----------
     Total Partners' Capital                        335,821,626  257,974,122
                                                    -----------  -----------
     Total Liabilities and Partners' Capital        341,596,812  262,442,204
                                                    ===========  ===========
  NET ASSET VALUE PER UNIT                                18.41        14.93
                                                    ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            2002        2001        2000
                                         ---------- -----------  ----------
                                             $           $           $
     REVENUES
     Trading profit (loss):
       Realized                          76,058,451  30,115,483  12,255,064
       Net change in unrealized          12,597,598 (28,536,694) 22,006,013
                                         ---------- -----------  ----------
                                         88,656,049   1,578,789  34,261,077
     Proceeds from Litigation Settlement    306,400      --          --
                                         ---------- -----------  ----------
        Total Trading Results            88,962,449   1,578,789  34,261,077
     Interest income (Morgan Stanley DW)  3,686,460   8,288,660  11,613,896
                                         ---------- -----------  ----------
        Total                            92,648,909   9,867,449  45,874,973
                                         ---------- -----------  ----------
     EXPENSES
     Brokerage fees (Morgan Stanley DW)  20,470,797  19,556,056  17,835,223
     Management fees                      7,377,756   7,501,053   9,595,464
     Incentive fees                       4,024,921   2,093,709     166,085
                                         ---------- -----------  ----------
        Total                            31,873,474  29,150,818  27,596,772
                                         ---------- -----------  ----------
     NET INCOME (LOSS)                   60,775,435 (19,283,369) 18,278,201
                                         ========== ===========  ==========
     NET INCOME (LOSS) ALLOCATION:
       Limited Partners                  60,110,064 (19,062,561) 18,053,408
       General Partner                      665,371    (220,808)    224,793
     NET INCOME (LOSS) PER UNIT:
       Limited Partners                        3.48       (1.15)       1.17
       General Partner                         3.48       (1.15)       1.17

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                            UNITS OF
                           PARTNERSHIP    LIMITED    GENERAL
                            INTEREST      PARTNERS   PARTNER     TOTAL
                         --------------  ----------  -------  ----------
                                             $          $          $
      Partners' Capital,
      December 31, 1999   3,105,867.170  23,310,162  330,308  23,640,470
      Offering of Units     277,607.062   2,115,964     --     2,115,964
      Net income               --           612,086   10,276     622,362
      Redemptions          (809,685.913) (6,178,815)    --    (6,178,815)
                         --------------  ----------  -------  ----------
      Partners' Capital,
      December 31, 2000   2,573,788.319  19,859,397  340,584  20,199,981
      Offering of Units     287,171.772   1,838,372     --     1,838,372
      Net loss                 --        (4,800,953) (87,349) (4,888,302)
      Redemptions          (637,554.938) (4,175,372)    --    (4,175,372)
                         --------------  ----------  -------  ----------
      Partners' Capital,
      December 31, 2001   2,223,405.153  12,721,444  253,235  12,974,679
      Offering of Units     261,767.021   1,602,387     --     1,602,387
      Net income               --         2,039,336   42,269   2,081,605
      Redemptions        (1,198,624.084) (7,897,892)    --    (7,897,892)
                         --------------  ----------  -------  ----------
      Partners' Capital,
      December 31, 2002   1,286,548.090   8,465,275  295,504   8,760,779
                         ==============  ==========  =======  ==========

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND THE PERIOD FROM JULY 3, 2000 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2000

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                        -------------  -----------  ---------  -----------
                                            $           $           $
     Partners' Capital,
     July 3, 2000
     (commencement of
     operations)                2.000           10         10           20
     Initial Offering     633,152.332    4,886,888  1,444,635    6,331,523
     Offering of Units    980,783.417   10,281,803    100,000   10,381,803
     Net income               --         1,134,371    174,173    1,308,544
     Redemptions         (207,486.516)  (2,314,658)     --      (2,314,658)
                        -------------  -----------  ---------  -----------
     Partners' Capital,
     December 31, 2000  1,406,451.233   13,988,414  1,718,818   15,707,232
     Offering of Units  2,572,156.095   28,921,302    277,000   29,198,302
     Net income               --         4,119,027    217,312    4,336,339
     Redemptions         (125,958.895)  (1,430,132)     --      (1,430,132)
                        -------------  -----------  ---------  -----------
     Partners' Capital,
     December 31, 2001  3,852,648.433   45,598,611  2,213,130   47,811,741
     Offering of Units  3,918,276.910   48,564,478    420,000   48,984,478
     Net income               --        10,038,409    244,711   10,283,120
     Redemptions         (868,307.236) (10,309,879)  (610,008) (10,919,887)
                        -------------  -----------  ---------  -----------
     Partners' Capital,
     December 31, 2002  6,902,618.107   93,891,619  2,267,833   96,159,452
                        =============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 1999  3,589,823.691   57,209,838  654,174   57,864,012
      Offering of Units    568,088.752    8,983,545     --      8,983,545
      Net income               --           433,786    5,568      439,354
      Redemptions         (720,447.437) (11,407,161)    --    (11,407,161)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2000  3,437,465.006   55,220,008  659,742   55,879,750
      Offering of Units    640,074.598   10,254,342     --     10,254,342
      Net loss                 --          (150,650)  (1,949)    (152,599)
      Redemptions         (512,291.775)  (8,195,733)    --     (8,195,733)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2001  3,565,247.829   57,127,967  657,793   57,785,760
      Offering of Units    572,583.510    8,829,394     --      8,829,394
      Net loss                 --        (5,720,328) (66,590)  (5,786,918)
      Redemptions         (677,650.657) (10,422,804)    --    (10,422,804)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2002  3,460,180.682   49,814,229  591,203   50,405,432
                         =============  ===========  =======  ===========

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 1999   9,716,887.432  210,877,519  2,928,155  213,805,674
    Offering of Units   1,339,972.159   28,581,403      --      28,581,403
    Net income               --         14,165,099    125,946   14,291,045
    Redemptions        (1,693,772.364) (35,441,903)  (506,250) (35,948,153)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000   9,363,087.227  218,182,118  2,547,851  220,729,969
    Offering of Units   1,676,778.529   41,261,535      --      41,261,535
    Net income               --          3,123,455     41,894    3,165,349
    Redemptions          (965,150.030) (23,745,268)     --     (23,745,268)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001  10,074,715.726  238,821,840  2,589,745  241,411,585
    Offering of Units   2,459,750.992   62,682,840    130,000   62,812,840
    Net income               --         40,391,145    432,054   40,823,199
    Redemptions        (1,852,798.671) (49,669,825)     --     (49,669,825)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002  10,681,668.047  292,226,000  3,151,799  295,377,799
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 1999   6,795,971.519  106,542,362  1,150,159  107,692,521
    Offering of Units   1,467,043.314   17,566,488     35,000   17,601,488
    Net loss                 --        (36,503,461)  (383,829) (36,887,290)
    Redemptions        (1,268,061.404) (14,172,270)     --     (14,172,270)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000   6,994,953.429   73,433,119    801,330   74,234,449
    Offering of Units     892,802.518    9,240,482      9,000    9,249,482
    Net loss                 --           (475,383)    (5,160)    (480,543)
    Redemptions        (1,362,078.833) (14,186,002)     --     (14,186,002)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001   6,525,677.114   68,012,216    805,170   68,817,386
    Offering of Units   1,160,993.682   13,475,899      --      13,475,899
    Net income               --          6,238,448     75,968    6,314,416
    Redemptions        (1,155,895.491) (13,238,629)     --     (13,238,629)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002   6,530,775.305   74,487,934    881,138   75,369,072
                       ==============  ===========  =========  ===========

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 1999  18,027,896.093  265,907,998  2,847,720  268,755,718
    Offering of Units   2,110,290.038   29,668,693      --      29,668,693
    Net income               --         18,053,408    224,793   18,278,201
    Redemptions        (3,467,967.635) (48,569,520)     --     (48,569,520)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000  16,670,218.496  265,060,579  3,072,513  268,133,092
    Offering of Units   2,591,525.213   40,832,142      --      40,832,142
    Net loss                 --        (19,062,561)  (220,808) (19,283,369)
    Redemptions        (1,981,247.508) (31,707,743)     --     (31,707,743)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001  17,280,496.201  255,122,417  2,851,705  257,974,122
    Offering of Units   3,538,032.569   58,538,660    180,000   58,718,660
    Net income               --         60,110,064    665,371   60,775,435
    Redemptions        (2,579,002.913) (41,646,591)     --     (41,646,591)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002  18,239,525.857  332,124,550  3,697,076  335,821,626
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.

STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ----------  ----------  ----------
                                                  $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                              2,081,605  (4,888,302)    622,362
Noncash item included in net
 income (loss):
  Net change in unrealized                       468,935    (392,362)    567,711
(Increase) decrease in operating assets:
  Interest receivable (Morgan Stanley
   DW and MS&Co.)                                  5,166      71,999     (12,936)
Increase (decrease) in operating liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW and MS&Co.)                            968     (25,627)      6,801
  Accrued management fees (MSCM)                     527     (13,928)     (6,322)
  Service fees payable (Demeter)                  --          --         (19,404)
                                              ----------  ----------  ----------
  Net cash provided by (used
   for) operating activities                   2,557,201  (5,248,220)  1,158,212
                                              ----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                              1,602,387   1,838,372   2,115,964
(Increase) decrease in
 subscriptions receivable                        108,050     107,847    (215,897)
Increase (decrease) in redemptions
 payable                                       4,940,175     (72,245)    220,378
Redemptions of Units                          (7,897,892) (4,175,372) (6,178,815)
                                              ----------  ----------  ----------
Net cash used for financing activities        (1,247,280) (2,301,398) (4,058,370)
                                              ----------  ----------  ----------
Net increase (decrease) in cash                1,309,921  (7,549,618) (2,900,158)
Balance at beginning of period                12,980,361  20,529,979  23,430,137
                                              ----------  ----------  ----------
Balance at end of period                      14,290,282  12,980,361  20,529,979
                                              ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                                        FOR THE PERIOD FROM
                                    FOR THE YEARS          JULY 3, 2000
                                        ENDED            (COMMENCEMENT OF
                                     DECEMBER 31,         OPERATIONS) TO
                               -----------------------     DECEMBER 31,
                                   2002        2001            2000
                               -----------  ----------  -------------------
                                    $           $                $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                      10,283,120   4,336,339       1,308,544
Noncash item included in net
 income:
  Net change in unrealized      (2,473,166) (2,622,814)       (555,569)
(Increase) decrease in
 operating assets:
  Interest receivable (Morgan
   Stanley DW)                     (19,622)      4,876         (55,464)
Increase (decrease) in
 operating liabilities:
  Accrued brokerage fees
    (Morgan Stanley DW)            161,731      99,484          55,245
  Accrued incentive fees          (673,773)    880,379          32,876
  Accrued management fees           70,317      43,254          24,020
                               -----------  ----------      ----------
  Net cash provided by
   operating activities          7,348,607   2,741,518         809,652
                               -----------  ----------      ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Initial offering                    --          --           6,331,543
Offering of Units               48,984,478  29,198,302      10,381,803
(Increase) decrease in
 subscriptions receivable       (1,536,641)    412,033      (3,054,150)
Increase (decrease) in
 redemptions payable             1,361,111  (2,072,127)      2,237,351
Redemptions of Units           (10,919,887) (1,430,132)     (2,314,658)
                               -----------  ----------      ----------
Net cash provided
 by financing activities        37,889,061  26,108,076      13,581,889
                               -----------  ----------      ----------
Net increase in cash            45,237,668  28,849,594      14,391,541
Balance at beginning of
 period                         43,241,135  14,391,541          --
                               -----------  ----------      ----------
Balance at end of period        88,478,803  43,241,135      14,391,541
                               ===========  ==========      ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                              2002        2001         2000
                                          -----------  ----------  -----------
                                               $           $            $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                         (5,786,918)   (152,599)     439,354
 Noncash item included in net
  income (loss):
   Net change in unrealized                   (56,725)  2,628,436   (2,507,530)
 (Increase) decrease in operating assets:
   Net option premiums                       (712,573)    192,500     (192,500)
   Interest receivable
    (Morgan Stanley DW)                        40,360     191,236      (40,455)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                       (17,837)     17,157      (14,106)
   Accrued management fees                     (4,846)      4,661       (3,833)
                                          -----------  ----------  -----------
   Net cash provided by (used for)
    operating activities                   (6,538,539)  2,881,391   (2,319,070)
                                          -----------  ----------  -----------
 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Offering of Units                          8,829,394  10,254,342    8,983,545
 (Increase) decrease in subscriptions
  receivable                                 (105,151)    (81,007)     317,320
 Increase (decrease) in redemptions
  payable                                     171,491     122,794      (65,251)
 Redemptions of Units                     (10,422,804) (8,195,733) (11,407,161)
                                          -----------  ----------  -----------
 Net cash provided by (used for)
  financing activities                     (1,527,070)  2,100,396   (2,171,547)
                                          -----------  ----------  -----------
 Net increase (decrease) in cash           (8,065,609)  4,981,787   (4,490,617)
 Balance at beginning of period            57,396,091  52,414,304   56,904,921
                                          -----------  ----------  -----------
 Balance at end of period                  49,330,482  57,396,091   52,414,304
                                          ===========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2002         2001         2000
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                            40,823,199    3,165,349   14,291,045
  Noncash item included in net
   income:
    Net change in unrealized           (12,501,282)  20,155,561  (18,665,233)
  (Increase) decrease in
   operating assets:
    Net option premiums                    167,063     (167,063)     776,380
    Interest receivable
     (Morgan Stanley DW)                    70,073      584,598     (167,649)
  Increase (decrease) in
   operating liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   221,961      208,881      (39,496)
    Accrued management fees                 91,845       86,434      (16,344)
                                       -----------  -----------  -----------
    Net cash provided by (used for)
     operating activities               28,872,859   24,033,760   (3,821,297)
                                       -----------  -----------  -----------
  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                     62,812,840   41,261,535   28,581,403
  (Increase) decrease in subscriptions
   receivable                           (1,699,578)  (3,407,225)   2,146,110
  Increase (decrease) in
   redemptions payable                    (719,023)     484,897   (1,653,713)
  Redemptions of Units                 (49,669,825) (23,745,268) (35,948,153)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 10,724,414   14,593,939   (6,874,353)
                                       -----------  -----------  -----------
  Net increase (decrease) in cash       39,597,273   38,627,699  (10,695,650)
  Balance at beginning of period       235,183,061  196,555,362  207,251,012
                                       -----------  -----------  -----------
  Balance at end of period             274,780,334  235,183,061  196,555,362
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2002         2001         2000
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                      6,314,416     (480,543) (36,887,290)
  Noncash item included in net
   income (loss):
    Net change in unrealized            (2,439,378)  (2,505,634)   7,577,681
  (Increase) decrease in operating
   assets:
    Net option premiums                     65,784      (62,352)    (237,853)
    Interest receivable
     (Morgan Stanley DW)                    27,581      217,520       32,703
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                     7,354       14,950     (180,709)
    Accrued management fees                  3,043      (11,028)    (127,069)
    Accrued incentive fee                   --         (289,687)     289,687
                                       -----------  -----------  -----------
    Net cash provided by (used for)
     operating activities                3,978,800   (3,116,774) (29,532,850)
                                       -----------  -----------  -----------
  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                     13,475,899    9,249,482   17,601,488
  (Increase) decrease in subscriptions
   receivable                           (1,002,535)    (189,876)   1,281,898
  Increase (decrease) in redemptions
   payable                                (956,549)     765,005      459,233
  Redemptions of Units                 (13,238,629) (14,186,002) (14,172,270)
                                       -----------  -----------  -----------
  Net cash provided by
   (used for) financing activities      (1,721,814)  (4,361,391)   5,170,349
                                       -----------  -----------  -----------
  Net increase (decrease) in cash        2,256,986   (7,478,165) (24,362,501)
  Balance at beginning of period        65,967,662   73,445,827   97,808,328
                                       -----------  -----------  -----------
  Balance at end of period              68,224,648   65,967,662   73,445,827
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2002         2001         2000
                                     -----------  -----------  -----------
                                          $             $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                     60,775,435  (19,283,369)  18,278,201
Noncash item included in net
 income (loss):
  Net change in unrealized           (12,597,598)  28,536,694  (22,006,013)
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW)                            49,837      744,371     (162,089)
  Net option premiums                     --           --          (74,725)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW)                           397,100       51,079     (101,355)
  Accrued management fees                 91,431       21,704     (300,576)
  Accrued incentive fee                   --         (111,599)     111,599
                                     -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities               48,716,205    9,958,880   (4,254,958)
                                     -----------  -----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                     58,718,660   40,832,142   29,668,693
(Increase) decrease in subscriptions
 receivable                           (2,663,228)  (3,357,977)   2,839,329
Increase (decrease) in redemptions
 payable                                 818,573   (1,055,038)     374,791
Redemptions of Units                 (41,646,591) (31,707,743) (48,569,520)
                                     -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                 15,227,414    4,711,384  (15,686,707)
                                     -----------  -----------  -----------
Net increase (decrease)
 in cash                              63,943,619   14,670,264  (19,941,665)
Balance at beginning of period       246,172,354  231,502,090  251,443,755
                                     -----------  -----------  -----------
Balance at end of period             310,115,973  246,172,354  231,502,090
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED  GAIN(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $8,760,779                                  $                 $                     $
Commodity                                                             (101,856)           --                  (101,856)
                                                                                                              --------
  Total Net Unrealized Loss per Statement of Financial Condition                                              (101,856)
                                                                                                              ========


2001 PARTNERSHIP NET ASSETS: $12,974,679
Commodity                                                              367,079            --                   367,079
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                               367,079
                                                                                                              ========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS
------------------------------                                    ------------------------ --------------
2002 PARTNERSHIP NET ASSETS: $8,760,779                                      %
Commodity                                                                  (1.16)                --

  Total Net Unrealized Loss per Statement of Financial Condition



2001 PARTNERSHIP NET ASSETS: $12,974,679
Commodity                                                                   2.83                795

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED  GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- ---------------------------
2002 PARTNERSHIP NET ASSETS: $96,159,452                                 $                 $                      $
Foreign currency:
  Other                                                              4,758,215        (4,013,755)               744,460
  Euro/US dollar Mar. 03                                             4,860,786            --                  4,860,786
                                                                     ---------        ----------              ---------
  Grand Total:                                                       9,619,001        (4,013,755)             5,605,246
                                                                     =========        ==========
  Unrealized Currency Gain                                                                                       46,303
                                                                                                              ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                              5,651,549
                                                                                                              =========

2001 PARTNERSHIP NET ASSETS: $47,811,741
Foreign currency                                                       503,253         2,675,130              3,178,383
                                                                                                              ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                              3,178,383
                                                                                                              =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS NOTIONAL AMOUNTS
------------------------------                                    ------------------------ ----------------
2002 PARTNERSHIP NET ASSETS: $96,159,452                                     %
Foreign currency:
  Other                                                                      0.77           9,742,575,176
  Euro/US dollar Mar. 03                                                     5.05             143,425,000
                                                                           ------
  Grand Total:                                                               5.82
                                                                           ======
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $47,811,741
Foreign currency                                                             6.65*          7,044,346,181

  Total Net Unrealized Gain per Statement of Financial Condition


* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $50,405,432                                 $                 $                     $
Foreign Currency                                                       641,746          137,676                779,422
Interest Rate                                                          806,083           (1,737)               804,346
Equity                                                                (812,665)              --               (812,665)
Commodity                                                              120,736           26,606                147,342
                                                                      --------          -------               --------
  Grand Total:                                                         755,900          162,545                918,445
                                                                      ========          =======
  Unrealized Currency Loss                                                                                    (172,512)
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                               745,933
                                                                                                              ========

2001 PARTNERSHIP NET ASSETS: $57,785,760
Foreign Currency                                                       545,662          121,385                667,047
Interest Rate                                                          (30,784)         207,014                176,230
Commodity                                                             (166,876)          43,389               (123,487)
Equity                                                                  57,696             --                   57,696
                                                                      --------          -------               --------
  Grant Total:                                                         405,698          371,788                777,486
                                                                      ========          =======
  Unrealized Currency Loss                                                                                     (88,278)
                                                                                                              --------
  Total Net Unrealized Gain per Statement of Financial Condition                                               689,208
                                                                                                              ========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $50,405,432                                     %
Foreign Currency                                                            1.55                      6,800,258
Interest Rate                                                               1.60                          1,479
Equity                                                                     (1.61)                           477
Commodity                                                                   0.29                            425
                                                                            ----
  Grand Total:                                                              1.83
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $57,785,760
Foreign Currency                                                            1.15                      6,800,319
Interest Rate                                                               0.30                          1,132
Commodity                                                                  (0.21)                           437
Equity                                                                      0.10                            209
                                                                            ----
  Grant Total:                                                              1.34
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $295,377,799                                $                 $                     $
Foreign currency                                                     16,008,784       (5,655,235)            10,353,549
Interest rate                                                         9,770,731          (48,039)             9,722,692
Commodity                                                            (1,443,818)         371,055             (1,072,763)
Equity                                                                 (194,728)         829,442                634,714
                                                                     ----------       ----------             ----------
  Grand Total:                                                       24,140,969       (4,502,777)            19,638,192
                                                                     ==========       ==========
  Unrealized Currency Loss                                                                                   (1,740,174)
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                             17,898,018
                                                                                                             ==========

2001 PARTNERSHIP NET ASSETS: $241,411,585
Foreign currency                                                      3,340,060        5,340,666              8,680,726
Interest rate                                                          (590,545)       1,010,165                419,620
Commodity                                                            (1,867,521)        (573,394)            (2,440,915)
Equity                                                                  142,296          (57,555)                84,741
                                                                     ----------       ----------             ----------
  Grand Total:                                                        1,024,290        5,719,882              6,744,172
                                                                     ==========       ==========
  Unrealized Currency Loss                                                                                   (1,347,436)
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                              5,396,736
                                                                                                             ==========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $295,377,799                                    %
Foreign currency                                                            3.51                   11,828,382,656
Interest rate                                                               3.29                           14,820
Commodity                                                                  (0.36)                           5,211
Equity                                                                      0.21                            1,202
                                                                            ----
  Grand Total:                                                              6.65
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $241,411,585
Foreign currency                                                            3.60                   19,685,077,273
Interest rate                                                               0.17                            6,472
Commodity                                                                  (1.01)                           2,686
Equity                                                                      0.03                              722
                                                                            ----
  Grand Total:                                                              2.79
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $75,369,072                                 $                 $                     $
Foreign currency                                                     2,362,577             3,680             2,366,257
Commodity                                                            3,548,205             4,379             3,552,584
Interest rate                                                        1,057,473            --                 1,057,473
Equity                                                                   --              131,610               131,610
                                                                     ---------         ---------             ---------
  Grand Total:                                                       6,968,255           139,669             7,107,924
                                                                     =========         =========
  Unrealized Currency Loss                                                                                    (176,780)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             6,931,144
                                                                                                             =========

2001 PARTNERSHIP NET ASSETS: $68,817,386
Foreign currency                                                      (163,374)        1,006,617               843,243
Commodity                                                            2,761,214           632,208             3,393,422
Interest rate                                                          160,801            --                   160,801
Equity                                                                 137,400             2,400               139,800
                                                                     ---------         ---------             ---------
  Grand Total:                                                       2,896,041         1,641,225             4,537,266
                                                                     =========         =========
  Unrealized Currency Loss                                                                                     (45,500)
                                                                                                             ---------
  Total Net Unrealized Gain per Statement of Financial Condition                                             4,491,766
                                                                                                             =========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $75,369,072                                     %
Foreign currency                                                            3.14                    1,471,600,565
Commodity                                                                   4.72                           12,920
Interest rate                                                               1.40                            3,130
Equity                                                                      0.17                              172
                                                                            ----
  Grand Total:                                                              9.43
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $68,817,386
Foreign currency                                                            1.23                       13,274,657
Commodity                                                                   4.93                            4,965
Interest rate                                                               0.23                              599
Equity                                                                      0.20                               35
                                                                            ----
  Grand Total:                                                              6.59
                                                                            ====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED  GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- ---------------------------
2002 PARTNERSHIP NET ASSETS: $335,821,626                                $                 $                      $
Foreign currency                                                     10,097,643          967,843             11,065,486
Commodity                                                             2,703,202        1,100,261              3,803,463
Interest rate                                                         9,047,725         (683,890)             8,363,835
Equity                                                                 (486,130)         449,469                (36,661)
                                                                     ----------       ----------             ----------
  Grand Total:                                                       21,362,440        1,833,683             23,196,123
                                                                     ==========       ==========
  Unrealized Currency Gain                                                                                      907,090
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                             24,103,213
                                                                                                             ==========

2001 PARTNERSHIP NET ASSETS: $257,974,122
Foreign currency                                                      2,247,864       10,754,547             13,002,411
Interest rate                                                          (323,455)       1,378,568              1,055,113
Commodity                                                            (2,009,527)      (1,765,451)            (3,774,978)
Equity                                                                  195,865          (31,771)               164,094
                                                                     ----------       ----------             ----------
  Grand Total:                                                          110,747       10,335,893             10,446,640
                                                                     ==========       ==========
  Unrealized Currency Gain                                                                                    1,058,975
                                                                                                             ----------
  Total Net Unrealized Gain per Statement of Financial Condition                                             11,505,615
                                                                                                             ==========

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $335,821,626                                    %
Foreign currency                                                            3.30                    3,317,707,667
Commodity                                                                   1.13                           11,280
Interest rate                                                               2.49                           10,261
Equity                                                                     (0.01)                             881
                                                                           -----
  Grand Total:                                                              6.91
                                                                            ====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $257,974,122
Foreign currency                                                            5.04*                  29,705,176,931
Interest rate                                                               0.41                            8,984
Commodity                                                                  (1.46)                           5,538
Equity                                                                      0.06                              584
                                                                            ----
  Grand Total:                                                              4.05
                                                                            ====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Commodity L.P. ("Spectrum Commodity"), Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic") and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").
  The Partnerships' general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical. Morgan Stanley Commodities Management, Inc. ("MSCM") was the trading advisor to Spectrum Commodity. Demeter, Morgan Stanley DW, MS&Co., MSIL and MSCM are wholly-owned subsidiaries of Morgan Stanley.
  Spectrum Commodity became one of the Spectrum Series of funds effective March 6, 2000.
  Spectrum Currency commenced trading as of July 3, 2000.
  On April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.
  On September 28, 2001, Morgan Stanley Dean Witter Commodities Management Inc. changed its name to Morgan Stanley Commodities Management Inc.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  On November 1, 2001, the Partnerships were renamed Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P.
  On June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Spectrum Commodity terminated trading on December 31, 2002, and commenced its dissolution in January 2003 in accordance with the Limited Partnership Agreement.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits (losses) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of the month's average daily "Net Assets" (as defined in the limited partnership agreements) for the month in the case of Spectrum Commodity, Spectrum Currency, Spectrum Select, Spectrum Strategic and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on futures interests.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS.   The brokerage fees for
Spectrum Commodity, Spectrum

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

SERVICE FEE. Prior to April 1, 2000, Spectrum Commodity paid Demeter a monthly service fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's Net Assets as of the first day of each month.

OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are bore by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month. No selling commissions or charges related to the continuing offering of Units are paid by the Limited Partners or the Partnerships. Morgan Stanley DW pays all such costs.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units redeemed on or prior to the last day of the twelfth month after such Units were purchased will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW. Redemptions must be made in whole Units, in a minimum amount of 50 Units, unless a Limited Partner is redeeming his entire interest in a Partnership.

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIPS. Spectrum Commodity terminated trading on December 31, 2002 and its dissolution was effective January 31, 2003. Spectrum Currency, Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


LITIGATION SETTLEMENT. On February 27, 2002, Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Administrator and received settlement award payments in the amounts of $233,074, $4,636,156, $17,556 and $306,400, respectively as of August 30,
2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnerships pay brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and
MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Spectrum Commodity paid Demeter a service fee prior to April 1, 2000 and paid management fees, and when applicable, incentive fees to MSCM.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2002 were as follows:

Morgan Stanley Spectrum Commodity L.P.
  Morgan Stanley Commodities Management Inc.

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc. ("JWH")
  Sunrise Capital Partners, LLC ("Sunrise")

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC ("SSARIS")

  Effective December 6, 2002, SSARIS replaced RXR, Inc. as a trading advisor to Spectrum Global Balanced.

Morgan Stanley Spectrum Select L.P.
  EMC Capital Management, Inc.
  Northfield Trading L.P.
  Rabar Market Research, Inc.
  Sunrise Capital Management, Inc.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Effective May 1, 2001 Spectrum Select entered into a management agreement with Northfield Trading L.P., ("Northfield") adding Northfield as its fourth trading advisor to the Partnership.

Morgan Stanley Spectrum Strategic L.P.
  Allied Irish Capital Management, Ltd.
  Blenheim Capital Management, L.L.C. ("Blenheim")
  Eclipse Capital Management, Inc. ("Eclipse")

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

  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee for Spectrum Commodity was accrued at the rate of 5/24 of 1% of Net Assets on the first day of each month (a 2.5% annual rate).
  The management fee for Spectrum Currency is accrued at the rate of 1/12 of 2% of Net Assets allocated to each trading advisor on the first day of each month (a 2% annual rate). Prior to December 1, 2000, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to JWH on the first day of each month and 1/4 of 1% of Net Assets allocated to Sunrise on the first day of each month (annual rates of 4% and 3%, respectively).
  The management fee for Spectrum Global Balanced is accrued at the rate of 5/48 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 1.25% annual rate).

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate).
  The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 3% of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate). Prior to March 23, 2001, the management fee allocated to Blenheim was accrued at a rate of 1/12 of 4% per month of Net Assets as of the first day of each month (a 4% annual rate).
  The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% of Net Assets allocated to JWH on the first day of each month, and 1/12 of 3% of Net Assets allocated to Campbell and Chesapeake on the first day of each month (annual rates of 2%, 3% and 3% respectively). Prior to May 1, 2002, the management fee for Chesapeake was accrued at a rate of 1/12 of 4% of Net Assets on the first day of each month (a 4% annual rate). Prior to December 1, 2000, the management fee was accrued to each trading advisor at the rate of 1/3 of 1% of Net Assets on the first day of each month (a 4% annual rate).

INCENTIVE FEE. Spectrum Commodity was subject to annual incentive fees on its trading profits at a rate of 20% through December 1, 2000 and 17.5% thereafter through December 31, 2002.
  Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month. Prior to December 1, 2000, Spectrum Currency paid a monthly incentive fee equal to 15% of trading profits.
  Spectrum Global Balanced, Spectrum Select and Spectrum Strategic each pay a monthly incentive fee equal to 15% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.
  Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to Campbell and JWH as of the end of each calendar month and 19% of

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month. Prior to December 1, 2000, Spectrum Technical paid a 15% incentive fee to Campbell and JWH.
  Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted.
  For all Partnerships with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month's subscriptions and redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

SPECTRUM COMMODITY

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS   LONGEST MATURITIES
                  ----------------------------  -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------  --------- ---------
                      $         $         $
             2002 (101,856)    --     (101,856) Mar. 2003    --
             2001  367,079     --      367,079  Dec. 2002    --

SPECTRUM CURRENCY

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2002    --     5,651,549 5,651,549    --     Mar. 2003
             2001    --     3,178,383 3,178,383    --     Mar. 2002

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2002  717,293   28,640   745,933 Mar. 2003 Mar. 2003
              2001  646,308   42,900   689,208 Mar. 2002 Mar. 2002

SPECTRUM SELECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2002 12,359,670 5,538,348 17,898,018 Dec. 2003 Mar. 2003
            2001  1,010,544 4,386,192  5,396,736 Dec. 2002 Mar. 2002

SPECTRUM STRATEGIC

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2002 6,387,996  543,148  6,931,144 Jul. 2004 Mar. 2003
             2001 4,491,712       54  4,491,766 Dec. 2002 Jan. 2002

SPECTRUM TECHNICAL

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS         LONGEST MATURITIES
                -------------------------------- -------------------
                             OFF-                            OFF-
                EXCHANGE-  EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ---------- ---------- --------- ---------
                    $          $          $
           2002 16,269,250  7,833,963 24,103,213 Dec. 2003 Mar. 2003
           2001    828,853 10,676,762 11,505,615 Dec. 2002 Mar. 2002

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties,

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS&Co. and MSIL, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2002 and 2001 respectively, $14,188,426 and $13,347,440 for Spectrum Commodity, $50,047,775 and $58,042,399 for Spectrum Global Balanced, $287,140,004 and $236,193,605 for
Spectrum Select, $74,612,644 and $70,459,374 for Spectrum Strategic and $326,385,223 and $247,001,207 for Spectrum Technical. With respect to the Partnerships' off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM COMMODITY

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2002:    $ 5.84
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     1.56
                    Unrealized Loss                    (0.22)
                    Interest Income                     0.08
                    Expenses                           (0.45)
                                                      ------
                    Net Income                          0.97
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2002:  $ 6.81
                                                      ======
                    Expense Ratio                       7.3%
                    Net Income Ratio                   16.2%

                 TOTAL RETURN                          16.6%

SPECTRUM CURRENCY

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2002:    $12.41
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     1.99
                    Unrealized Profit                   0.45
                    Interest Income                     0.15
                    Expenses                           (1.07)
                                                      ------
                    Net Income                          1.52
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2002:  $13.93
                                                      ======
                    Expense Ratio                       8.3%
                    Net Income Ratio                   14.5%

                 TOTAL RETURN                          12.2%

SPECTRUM GLOBAL BALANCED

                                                        PER UNIT:
                                                        ---------
               NET ASSET VALUE, JANUARY 1, 2002:        $  16.21
                                                        --------
               NET OPERATING RESULTS:
                  Realized Loss                            (1.08)
                  Unrealized Profit                         0.02
                  Proceeds from Litigation Settlement       0.07
                  Interest Income                           0.26
                  Expenses                                 (0.91)
                                                        --------
                  Net Loss                                 (1.64)
                                                        --------
               NET ASSET VALUE, DECEMBER 31, 2002:      $  14.57
                                                        ========
                  Expense Ratio                            5.9 %
                  Net Loss Ratio                         (10.6)%

               TOTAL RETURN                              (10.1)%

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)

SPECTRUM SELECT

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2002:                         $23.96
                                                          ------
NET OPERATING RESULTS:
   Realized Profit                                          4.28
   Unrealized Profit                                        1.20
   Proceeds from Litigation Settlement                      0.44
   Interest Income                                          0.33
   Expenses                                                (2.56)
                                                          ------
   Net Income                                               3.69
                                                          ------
NET ASSET VALUE, DECEMBER 31, 2002:                       $27.65
                                                          ======
   Expense Ratio                                           10.1%
   Net Income Ratio                                        15.3%

TOTAL RETURN                                               15.4%

SPECTRUM STRATEGIC

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2002:                         $10.55
                                                          ------
NET OPERATING RESULTS:
   Realized Profit                                          1.67
   Unrealized Profit                                        0.38
   Interest Income                                          0.15
   Expenses                                                (1.21)
                                                          ------
   Net Income                                               0.99
                                                          ------
NET ASSET VALUE, DECEMBER 31, 2001:                       $11.54
                                                          ======
   Expense Ratio                                           10.5%
   Net Income Ratio                                         8.6%

TOTAL RETURN                                                9.4%

SPECTRUM TECHNICAL

                                                         PER UNIT:
                                                         ---------
NET ASSET VALUE, JANUARY 1, 2002:                         $14.93
                                                          ------
NET OPERATING RESULTS:
   Realized Profit                                          4.34
   Unrealized Profit                                        0.72
   Proceeds from Litigation Settlement                      0.02
   Interest Income                                          0.21
   Expenses                                                (1.81)
                                                          ------
   Net Income                                               3.48
                                                          ------
NET ASSET VALUE, DECEMBER 31, 2002:                       $18.41
                                                          ======
   Expense Ratio                                           11.0%
   Net Income Ratio                                        21.0%

TOTAL RETURN                                               23.3%

                                                            PRESORTED
                                                        FIRST CLASS MAIL
                                                          U.S. POSTAGE
                                                              PAID
                                                           PERMIT #374
                                                          LANCASTER, PA


         Demeter Management Corporation
         825 Third Avenue, 9th Floor
         New York, NY 10022


[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper