Form 10-Q
period 2003-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2003-05-12
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

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

	March 31, 2003



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31,
 		2003 (Unaudited) and December 31, 2002.....................2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2003 and 2002 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................19-32

Item 4.	Controls and Procedures................................32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 2.	Changes in Securities and Use of Proceeds...........33-35

Item 5.	Other Information...................................35?37

Item 6.	Exhibits and Reports on Form 8-K....................38?40


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
<caption>	     March 31,	     December 31,
                                         2003      	    2002
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	84,563,910	68,224,648

	Net unrealized loss on open contracts (MSIL)                             (454,665)                         (499,611)
	Net unrealized gain (loss) on open contracts (MS&Co.)              (966,157)                       7,430,755

	Total net unrealized gain (loss) on open contracts                       (1,420,822)	6,931,144

	Net option premiums	     345,743	    222,768

	     Total Trading Equity	83,488,831	75,378,560

Subscriptions receivable	2,929,759	1,654,471
Interest receivable (Morgan Stanley DW)	       68,405	          61,778

	     Total Assets	86,486,995	   77,094,809

LIABILITIES AND PARTNERS? CAPITAL
Liabilities
	Redemptions payable	1,542,185	1,115,549
	Accrued brokerage fees (Morgan Stanley DW)	522,656	431,596
	Accrued management fees	     216,272	       178,592

	     Total Liabilities	  2,281,113	    1,725,737

Partners? Capital

	Limited Partners (6,773,091.989 and
	    6,454,424.204 Units, respectively)	83,267,235	74,487,934

	General Partner (76,351.101 Units)	     938,647	      881,138

	    Total Partners? Capital	84,205,882	 75,369,072

	    Total Liabilities and Partners? Capital	86,486,995	77,094,809
NET ASSET VALUE PER UNIT	         12.29	         11.54

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended March 31,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	15,795,697	9,581,332
		Net change in unrealized	(8,351,966)	(1,548,886)

			Total Trading Results 	7,443,731	8,032,446

	Interest income (Morgan Stanley DW)	    190,825	    243,367

			Total  	 7,634,556	8,275,813


EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,503,038	1,261,578
	Incentive fees	728,392                         ?
	Management fees	    621,948	   522,032

			Total 	 2,853,378	1,783,610

NET INCOME 	 4,781,178	6,492,203

NET INCOME ALLOCATION

	Limited Partners	4,723,669	6,415,216
	General Partner	57,509	76,987


NET INCOME PER UNIT

		Limited Partners	0.75	1.00
		General Partner	0.75	1.00


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units	169,908.420	1,886,693	?	1,886,693

Net Income	?	6,415,216	76,987	6,492,203

Redemptions	 (401,768.135)	 (4,477,833) 	       ?     	(4,477,833)

Partners? Capital,
	March 31, 2002	6,293,817.399	71,836,292	882,157	72,718,449





Partners? Capital,
	December 31, 2002	6,530,775.305	74,487,934	881,138	75,369,072

Offering of Units	575,663.460	7,305,568                   ?		7,305,568

Net Income                                                              ?		4,723,669	57,509	4,781,178

Redemptions	  (256,995.675)	 (3,249,936)	     ?      	(3,249,936)

Partners? Capital,
	March 31, 2003	6,849,443.090	83,267,235	938,647	84,205,882







	The accompanying notes are an integral part of these financial statements.

       <table>MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2003     	      2002
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	4,781,178	6,492,203
Noncash item included in net income:
		Net change in unrealized	8,351,966	1,548,886

(Increase) decrease in operating assets:
		Net option premiums	(122,975)	80,994
		Interest receivable (Morgan Stanley DW)	(6,627)	3,596

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	91,060	3,062
		Accrued management fees	       37,680	         1,267

Net cash provided by operating activities	13,132,282	  8,130,008


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	7,305,568	1,886,693
(Increase) decrease in subscriptions receivable	(1,275,288)	70,620
Increase (decrease) in redemptions payable	426,636	(203,506)
Redemptions of Units	(3,249,936)	 (4,477,833)

Net cash provided by (used for) financing activities	  3,206,980	 (2,724,026)

Net increase in cash	16,339,262	5,405,982

Balance at beginning of period	68,224,648	65,967,662

Balance at end of period	84,563,910	71,373,644




	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management, Inc. (collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINED)

other commodity interests, including, but not limited, to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2003	(823,325)	(597,497)	(1,420,822)	Jul. 2004	Jun. 2003
Dec. 31, 2002	6,387,996	543,148	6,931,144	Jul. 2004	Mar. 2003

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINED)


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $83,740,585 and $74,612,644 at March 31, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations

MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each trading advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods. It is not possible to estimate the amount, and therefore, the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of the Trading Advisors? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade
       in various markets at different times and that prior
activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees of the Partnership are recorded on an accrual basis.


       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income, of $7,634,556 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.6% were recorded in the agricultural markets, primarily during January, from long positions in cocoa futures as continued political instability and fighting in the Ivory Coast resulted in supply concerns and higher prices. Additional gains resulted from long positions in sugar futures as prices rose on speculative buying ahead of the Brazilian harvest. Gains of approximately 2.9% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as the dollar?s value weakened amid the release of weak U.S. economic data and the looming threat of military action against Iraq. Additional currency gains were recorded during January and February from long positions in the Australian dollar as its value climbed to a two and a half year high relative to the U.S. dollar on the heels of higher gold prices. Gains of approximately 1.7% were recorded in March in the energy markets, primarily from short positions in heating oil futures, as prices
       fell sharply in anticipation of a swift military victory by Coalition forces against Iraq. Additional gains were recorded from long positions in natural gas futures as prices rallied in response to prolonged frigid temperatures in the northeastern and midwestern United States. Long positions in crude oil futures also resulted in gains as prices trended higher during January and February amid fears that a potential military conflict with Iraq could curb market supply. Other gains of approximately 1.6% were recorded in the global interest rate markets from long positions in Japanese interest rate as prices increased during January and February amid continued uncertainty concerning the Japanese economy. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.1% in the metals markets, primarily from long positions in gold futures, as prices declined during March amid renewed strength in the value of the U.S. dollar and a moderate rebound in global equity prices. Total expenses for the three months ended March 31, 2003 were $2,853,378, resulting in net income of $4,781,178. The net asset value of a Unit increased from $11.54 at December 31, 2002 to $12.29 at March 31, 2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of $8,275,813 and posted an increase in net asset value per Unit. The most
       significant gains of approximately 7.2% were recorded in the agricultural commodities markets primarily during January and February from long positions in cocoa futures as prices moved higher on supply concerns. Gains were also recorded during March from long coffee futures positions as prices trended to seven month highs on speculative buying and technical factors. During February, additional profits were recorded from long positions in lumber futures as prices increased amid an increase in demand. In the metals markets, gains of approximately 4.2% were recorded throughout a majority of the quarter from long positions in copper and zinc futures as prices moved higher on expectations for a U.S. economic recovery and, subsequently, improved demand for the metal. A portion of the Partnership's overall gains was partially offset by losses of approximately 1.6% recorded in the global interest rate futures markets primarily during early February and March from long positions in German and U.S. interest rate futures as prices trended lower on forecasts for a strong and fast economic turnaround and the prospect of higher interest rates. Total expenses for the three months ended March 31, 2002 were $1,783,610, resulting in net income of $6,492,203.
The net asset value of a Unit increased from $10.55 at December 31, 2001 to $11.55 at March 31, 2002.

       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times,
       each of these factors may act to increase or decrease the market risk associated with the Partnership.
The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partner-ship?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst-case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2003 and 2002.
At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $84 million and $73 million, respectively.

   Primary Market        March 31, 2003	         March 31, 2002
   Risk Category	      Value at Risk		     Value at Risk

    Currency	(0.49)%	(0.38)%
    Interest Rate	(0.14)	(0.25)
    Equity	(0.12)	(0.20)
    Commodity	(1.04)	(2.33)
    Aggregate Value at Risk	(1.19)%	(2.47)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and
       options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High      Low      Average
Currency   	(1.99)%	(0.49)%	(1.15)%

Interest Rate 	(1.39)	(0.14)	(0.77)

Equity	(0.64)	(0.12)	(0.35)

Commodity	(2.79)	(1.04)	(1.93)

Aggregate Value at Risk	(3.93)%	(1.19)%	(2.53)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other
       investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposure and on an aggregate basis at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March
       31, 2003.  Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures?except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2003 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership?s currency exposure at March 31, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., position between two currencies other than the U.S. dollar. At March 31, 2003, the Partnership?s major exposures were to the euro and Japanese yen currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At March 31, 2003, the Partnership?s exposure to the global interest rate market complex was primarily spread across the U.S., Australian, European and Japanese interest rate
       sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The Partnership also takes futures position in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership?s equity exposure at March 31, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2003, the Partnership?s primary exposures were to the Nikkei (Japan) and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European stock indices. Static markets would not cause major
       market changes but would make it difficult for the
Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At March 31, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, coffee and soybean oil markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, zinc, tin and nickel. Economic forces, supply and demand inequalities, geo-political factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from political developments in the Middle
       East, weather patterns and other economic
fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2003 were in British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be
       committed to positions in any one market sector or market-
sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES

(a)	  As of a date within 90 days of the filing date of this
  quarterly report, the President and Chief Financial
  Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	  There have been no significant changes in the
  Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Technical L.P. (?Spectrum Technical?) and Morgan Stanley Spectrum Global Balanced L.P. (?Spectrum Global Balanced?), collectively registered 10,000,000 Units, pursuant to a Registration Statement on a Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated to the Partnership, Spectrum Technical, and Spectrum Global Balanced at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 4,000,000, Spectrum Technical 4,000,000, and Spectrum Global Balanced 2,000,000.

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

       The Partnership, Spectrum Technical, and Spectrum Global
Balanced collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-3222); such Units were allocated to the Partnership, Spectrum Technical, and Spectrum Global Balanced as follows: the Partnership 2,500,000, Spectrum Technical 5,000,000, and Spectrum Global Balanced 1,000,000.

The Partnership registered an additional 6,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90487).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings as of the close of business on the last day of each month at a purchase price equal to 100% of the net asset value per Unit as of the date of such monthly closing.

Through March 31, 2003, 13,743,887.227 Units were sold, leaving
5,256,112.773 Units unsold. The aggregate price of the Units sold through March 31, 2003 was $152,812,126.

       The Partnership registered an additional 6,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104003).
 The aggregate price of the amount registered was $82,420,000 based upon an initial offering price of $12.68 per Unit.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of its Prospectus.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

Mr. Joseph G. Siniscalchi resigned the position of Director of Demeter.

       Mr. Douglas J. Ketterer, age 37, was named a Director of
Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds).
 From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory
       Services (?IAS?).  Mr. Swartz began his career with Morgan
Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.


       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership?s Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 7, 2003.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership?s Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership?s Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership?s Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus dated April 28, 2003, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.



(B)  Reports on Form 8-K. ? None.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2003            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   May 15, 2003               /s/Jeffrey A. Rothman
                                      Jeffrey A. Rothman
                                      President, Demeter Management
                                      Corporation, general partner
                                      of the registrant


       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 15, 2003             /s/Jeffrey D. Hahn
                                    Jeffrey D. Hahn
                                    Chief Financial Officer,
                                    Demeter Management Corporation,
                                    general partner of the
                                    registrant

					EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		May 15, 2003

			EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		May 15, 2003