Form 10-Q
period 2003-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2003-08-11
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Yes    X       	No___________




       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30,
 		2003 (Unaudited) and December 31, 2002.....................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months
	  Ended June 30, 2003 and 2002 (Unaudited)...................4

		Statements of Changes in Partners? Capital for the Six
	  Months Ended June 30, 2003 and 2002 (Unaudited)............5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures................................36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........37-39

Item 5.	Other Information..................................... 39

Item 6.	Exhibits and Reports on Form 8-K....................39?42






       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   June 30,	     December 31,
                  2003                                   2002
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	88,321,853	68,224,648

	Net unrealized gain on open contracts (MS&Co.)	               417,939                         7,430,755
	Net unrealized loss on open contracts (MSIL)	                             (452,101)                         (499,611)

	Total net unrealized gain (loss) on open contracts	(34,162)                         	6,931,144

	Net option premiums	   (247,588)	    222,768

	     Total Trading Equity	88,040,103	75,378,560

Subscriptions receivable	3,222,605	1,654,471
Interest receivable (Morgan Stanley DW)	       64,013	          61,778

	     Total Assets	  91,326,721	   77,094,809

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	1,350,518	1,115,549
	Accrued brokerage fees (Morgan Stanley DW)	534,220	431,596
	Accrued management fees	       221,056	       178,592

	     Total Liabilities	    2,105,794	    1,725,737

Partners? Capital

	Limited Partners (7,140,268.596 and
	    6,454,424.204 Units, respectively)	88,276,979	74,487,934

	General Partner (76,351.101 Units)	      943,948	      881,138

	    Total Partners? Capital	  89,220,927	 75,369,072
	    Total Liabilities and Partners? Capital	  91,326,721	 77,094,809
NET ASSET VALUE PER UNIT	            12.36	          11.54

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit:
		Realized	1,388,889	2,849,570
		Net change in unrealized	   1,386,660	  1,660,584

			Total Trading Results 	2,775,549	4,510,154

	Interest income (Morgan Stanley DW)	     194,524	    243,750

			Total  	   2,970,073	 4,753,904


EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,570,253	1,280,005
	Management fees	     649,759	    529,658
     Incentive fees	     307,833	           ?

			Total 	   2,527,845	  1,809,663

NET INCOME 	     442,228	  2,944,241

NET INCOME ALLOCATION

	Limited Partners	436,927	2,908,430
	General Partner	5,301	35,811


NET INCOME PER UNIT

		Limited Partners	0.07	0.47
		General Partner	0.07	0.47





	The accompanying notes are an integral part of these financial statements.



       <table>
	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



<caption>	     For the Six Months Ended June 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	17,184,586	12,430,902
		Net change in unrealized	   (6,965,306)	      111,698

			Total Trading Results 	10,219,280	12,542,600

	Interest income (Morgan Stanley DW)	       385,349	       487,117

			Total  	    10,604,629	  13,029,717


EXPENSES
	Brokerage fees (Morgan Stanley DW)	3,073,291	2,541,583
	Management fees	    1,271,707	  1,051,690
	Incentive fees	    1,036,225	           ?

			Total 	   5,381,223	  3,593,273

NET INCOME 	  5,223,406	  9,436,444

NET INCOME ALLOCATION

	Limited Partners	5,160,596	9,323,646
	General Partner	62,810	112,798


NET INCOME PER UNIT

		Limited Partners	0.82	1.47
		General Partner	0.82	1.47





	The accompanying notes are an integral part of these financial statements.



       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units	421,542.136	4,742,646	?	4,742,646

Net Income	?	9,323,646	112,798	9,436,444

Redemptions	 (666,182.391)	 (7,479,680) 	       ?     	  (7,479,680)

Partners? Capital,
	June 30, 2002	6,281,036.859	74,598,828	917,968	75,516,796





Partners? Capital,
	December 31, 2002	6,530,775.305	74,487,934	881,138	75,369,072

Offering of Units	1,206,518.171	15,162,153	                   ?    	15,162,153

Net Income                                                              ?		5,160,596	62,810	5,223,406

Redemptions	 (520,673.779)	 (6,533,704) 	       ?     	  (6,533,704)

Partners? Capital,
	June 30, 2003	 7,216,619.697	  88,276,979            943,948	  89,220,927










	The accompanying notes are an integral part of these financial statements.
       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	5,223,406	9,436,444
Noncash item included in net income:
		Net change in unrealized	6,965,306	(111,698)

(Increase) decrease in operating assets:
		Net option premiums	470,356	(171,409)
		Interest receivable (Morgan Stanley DW)	(2,235)	8,832

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	102,624	(1,642)
		Accrued management fees	       42,464	         (680)

Net cash provided by operating activities	  12,801,921	 9,159,847


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	15,162,153	4,742,646
Increase in subscriptions receivable	(1,568,134)	(307,487)
Increase (decrease) in redemptions payable	234,969	(1,076,642)
Redemptions of Units	  (6,533,704)  	 (7,479,680)

Net cash provided by (used for) financing activities	     7,295,284	 (4,121,163)

Net increase in cash	20,097,205	5,038,684

Balance at beginning of period	 68,224,648	65,967,662

Balance at end of period	 88,321,853	71,006,346




	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited, to foreign

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2003 	   (39,207)	   5,045	      (34,162)   Dec. 2003	Sep. 2003
Dec. 31, 2002	  6,387,996	543,148	6,931,144	Jul. 2004	Mar. 2003


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in


       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $88,282,646 and $74,612,644 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact of future, redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of the Trading Advisors? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading
       Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $2,970,073 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.2% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those elsewhere. Additional gains of approximately 2.2% in the global stock index markets were supplied from long positions in U.S. stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery. Smaller gains of approximately 0.9% in the global interest rate markets were provided from long positions in European interest rate futures during May as prices continued to
       trend higher amid lingering doubts concerning a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.8% in the energy markets from long positions in natural gas futures as prices reversed lower during June following news of larger-than-expected U.S. reserves. Additional losses stemmed from short positions in crude oil futures as prices moved higher during May amid supply concerns and renewed fears regarding security at Middle Eastern refining facilities. Losses of approximately 1.7% were experienced in the agricultural markets from long positions in cocoa futures as prices moved lower during May amid speculative selling and higher-than-expected crop estimates from the Ivory Coast, Ghana, and Nigeria. Total expenses for the three months ended June 30, 2003 were $2,527,845, resulting in net income of $442,228. The net asset value of a Unit increased from $12.29 at March 31, 2003 to $12.36 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $10,604,629 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.3% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investors
       preference for non-U.S. dollar denominated assets.
Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those elsewhere. Additional gains of approximately 2.5% in the global interest rate markets were recorded during February and May from long positions in European interest rate futures as prices trended higher amid lingering doubts concerning a global economic recovery. Further gains of approximately 2.4% in the global stock index markets were contributed during May and June from long positions in European and U.S. stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery. During January gains of approximately 1.8% in the agricultural markets primarily resulted from long positions in sugar futures as prices rose on speculative buying ahead of the Brazilian harvest. Further gains in the agricultural sector stemmed from long futures positions in rough rice. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.2 % in the metals markets, primarily from long positions in gold futures, as prices declined during March amid renewed strength in the value of the U.S. dollar and a moderate rebound in global equity prices. Total expenses for the six months ended June 30, 2003 were $5,381,223, resulting in net income of $5,223,406. The net asset value of a Unit increased from $11.54 at December 31, 2002 to $12.36 at June 30, 2003.
       For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,753,904 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.9% were recorded in the agricultural markets from long positions in cotton futures as prices increased sharply during May on bullish data from the U.S. Department of Agriculture. Bullish sentiment continued as prices rose during June, resulting in further gains from long positions. Long cocoa futures positions were profitable, as prices trended higher throughout a majority of the year on concerns of supply deficits and speculative buying. Elsewhere in the agricultural markets, long positions in corn and wheat futures were profitable as prices increased on forecasts for hot and dry weather throughout the U.S. midwest. Additional gains of approximately 4.1% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.6% in the global stock index futures markets primarily from long positions in U.S. stock index futures as prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 1.1% were
       recorded in the metals markets from short positions in aluminum and zinc futures as prices trended higher during May on sentiment that the possibility of an improving U.S. economy would boost demand for industrial metals. Total expenses for the three months ended June 30, 2002 were $1,809,663, resulting in net income of $2,944,241. The net asset value of a Unit increased from $11.55 at March 31, 2002 to $12.02 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $13,029,717 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.5% were recorded in the agricultural markets from long positions in cocoa and cotton futures as prices trended higher throughout a majority of the year on concerns of supply deficits and speculative buying. Additional gains of approximately 5.3% were recorded in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. In the metals markets gains of approximately 3.0% were recorded from long positions in copper futures as prices increased early in the year on reports of falling inventories and Chinese buying interest. Smaller gains of approximately 1.2% were recorded in the energy markets primarily during March from long positions in
       crude oil and its related products as prices trended
higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership?s overall gains was offset by losses of approximately 2.4% in the global interest rate futures markets primarily during April as U.S. and European interest rate futures prices trended higher on pessimistic economic data out of the U.S. and uncertainty regarding an economic recovery, resulting in losses from short positions. Additional losses of approximately 1.9% were recorded in the global stock index futures markets from long positions in S&P 500 Index futures, as prices decreased during April amid concerns regarding a sustainable and robust economic recovery. Total expenses for the six months ended June 30, 2002 were $3,593,273, resulting in net income of $9,436,444. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $12.02 at June 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002.
At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $89 million and $76 million, respectively.

Primary Market           June 30, 2003	          June 30, 2002
Risk Category	          Value at Risk		     Value at Risk

Equity					(0.50)%				(0.17)%

Currency					(0.20)				(1.38)

Interest Rate				(0.15)				(0.71)

Commodity					(1.12)				(2.00)

Aggregate Value at Risk		(1.24)%				(2.51)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and
       options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Equity	(0.64)%	(0.12)%	(0.43)%

Currency	(1.99)	(0.20)	(0.85)

Interest Rate	(1.39)	(0.14)	(0.63)

Commodity	(2.79)	(1.05)	(1.71)

Aggregate Value at Risk	(3.93)%	(1.19)%	(2.21)%

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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June
       30, 2003.  Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.
Equity. The Partnership?s equity exposure at June 30, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership?s currency exposure at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., position between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen and British pound currency crosses as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs.
       other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At June 30, 2003, the Partnership?s exposure to the global interest rate market complex was primarily spread across the U.S., European and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The Partnership also takes futures position in the government debt of smaller nations ? e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium or long-term
interest rates may have an effect on the Partnership.
Commodity.
Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, cocoa and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership?s metals exposure at June 30, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors
       and market expectations influence price movements in
these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in British pounds, Japanese yen and Australian dollars. The Partner-ship controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(a)	  As of the end of the period covered by this   quarterly
  report, the President and Chief Financial
  Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       Through June 30, 2003, 14,374,741.938 Units were sold, leaving 11,125,258.062 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $160,668,711.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference to Exhibit A of the Partnership?s prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, on May 7, 2003.

3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership?s Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership?s Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership?s Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership?s Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.

10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s prospectus dated April 28, 2003, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
       Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 11, 2003         By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









2