Form 10-Q
period 2003-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2003-11-13
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
 		2003 (Unaudited) and December 31, 2002.......................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)......................3

		Statements of Operations for the Nine Months
	  Ended September 30, 2003 and 2002 (Unaudited)................4

		Statements of Changes in Partners' Capital for the Nine
	  Months Ended September 30, 2003 and 2002 (Unaudited).........5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)......................6

		Notes to Financial Statements (Unaudited) ................7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.........13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................24-37

Item 4.	Controls and Procedures .................................37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings........................................38

Item 2.	Changes in Securities and Use of Proceeds.............38-40

Item 5.	Other Information........................................40

Item 6.	Exhibits and Reports on Form 8-K......................41-43




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   September 30,	     December 31,
                  2003                                   2002
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	95,497,458	68,224,648

	Net unrealized gain on open contracts (MS&Co.)	2,109,269	7,430,755
	Net unrealized gain (loss) on open contracts (MSIL)	       334,986	    (499,611)

	Total net unrealized gain on open contracts	2,444,255	6,931,144

	Net option premiums	        187,854	    222,768

	     Total Trading Equity	98,129,567	75,378,560

Subscriptions receivable	2,692,480	1,654,471
Interest receivable (Morgan Stanley DW)	          59,577	       61,778

	     Total Assets	100,881,624	77,094,809

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	625,814	1,115,549
	Accrued brokerage fees (Morgan Stanley DW)	571,248	431,596
	Accrued management fees	       236,378	     178,592

	     Total Liabilities	    1,433,440	  1,725,737

Partners' Capital

	Limited Partners (7,552,672.253 and
	    6,454,424.204 Units, respectively)	98,389,116	74,487,934
	General Partner (81,297.515 and
        76,351.101 Units, respectively)	    1,059,068	      881,138

	    Total Partners' Capital	  99,448,184	 75,369,072

	    Total Liabilities and Partners' Capital	100,881,624	 77,094,809

NET ASSET VALUE PER UNIT	           13.03	          11.54

	The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	4,659,680	7,532,650
		Net change in unrealized	  2,478,417	 (1,793,914)
			7,138,097	5,738,736
	Proceeds from Litigation Settlement	           -     	       17,556

			Total Trading Results 	7,138,097	5,756,292

	Interest income (Morgan Stanley DW)	     168,417	     266,800

			Total  	  7,306,514	  6,023,092



EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,650,960	1,384,718
	Management fees	683,155	    572,986
     Incentive fees	            -    	     264,827

			Total 	   2,334,115	  2,222,531


NET INCOME 	  4,972,399	  3,800,561

NET INCOME ALLOCATION

	Limited Partners	4,917,279	3,754,936
	General Partner	55,120	45,625


NET INCOME PER UNIT

		Limited Partners	0.67	0.60
		General Partner	0.67	0.60


	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF OPERATIONS
(Unaudited)






	     For the Nine Months Ended September 30,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	21,844,266	19,963,552
		Net change in unrealized	    (4,486,889)	  (1,682,216)
			17,357,377	18,281,336
	Proceeds from Litigation Settlement	            -        	        17,556

			Total Trading Results 	17,357,377	18,298,892

	Interest income (Morgan Stanley DW)	        553,766	      753,917

			Total  	   17,911,143	 19,052,809



EXPENSES
	Brokerage fees (Morgan Stanley DW)	4,724,251	3,926,301
	Management fees	1,954,862	  1,624,676
	Incentive fees	     1,036,225	     264,827

			Total 	     7,715,338	  5,815,804


NET INCOME 	   10,195,805	 13,237,005

NET INCOME ALLOCATION

	Limited Partners	10,077,875	13,078,582
	General Partner	117,930	158,423

NET INCOME PER UNIT

		Limited Partners	1.49	2.07
		General Partner	1.49	2.07

	The accompanying notes are an integral part of these financial statements.



	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2001	6,525,677.114	68,012,216	805,170	68,817,386

Offering of Units	760,450.098	8,899,154                  -     	8,899,154

Net Income                                                              -               	13,078,582	158,423	13,237,005

Redemptions	 (869,206.885)	 (9,968,468)                  -         	      (9,968,468)

Partners' Capital,
	September 30, 2002	6,416,920.327	80,021,484	  963,593	  80,985,077





Partners' Capital,
	December 31, 2002	6,530,775.305	74,487,934	881,138	75,369,072

Offering of Units	1,842,337.104	23,093,642	60,000	23,153,642

Net Income                                                             - 	 	10,077,875	117,930	10,195,805

Redemptions	(739,142.641)	(9,270,335)	          -     	(9,270,335)

Partners' Capital,
	September 30, 2003	7,633,969.768	98,389,116	1,059,068	99,448,184









	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	10,195,805	13,237,005
Noncash item included in net income:
		Net change in unrealized	4,486,889	1,682,216

(Increase) decrease in operating assets:
		Net option premiums	34,914	(785,244)
		Interest receivable (Morgan Stanley DW)	2,201	1,096

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	139,652	47,176
		Accrued management fees	      57,786	        19,520
		Accrued incentive fees	           -     	      253,228

Net cash provided by operating activities	14,917,247	 14,454,997


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	23,153,642	8,899,154
Increase in subscriptions receivable	(1,038,009)	(698,516)
Decrease in redemptions payable	(489,735)	(1,210,212)
Redemptions of Units	  (9,270,335)	 (9,968,468)

Net cash provided by (used for) financing activities	 12,355,563	 (2,978,042)

Net increase in cash	27,272,810	11,476,955

Balance at beginning of period	 68,224,648	65,967,662

Balance at end of period	 95,497,458	77,444,617



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Allied Irish Capital Management, Ltd., Blenheim Capital Management, L.L.C., and Eclipse Capital Management, Inc. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited, to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded	Traded	Total	Traded	Traded
	 $	$	$

Sep. 30, 2003 	  1,994,412	449,843	2,444,255	Dec. 2004	Dec. 2003
Dec. 31, 2002	   6,387,996	543,148	6,931,144	Jul. 2004	Mar. 2003


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $97,491,870 and $74,612,644 at September 30, 2003 and December 31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading
       Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $7,306,514 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.6% were recorded in the currency markets from long positions in the euro versus the U.S. dollar during September as the dollar's value trended lower throughout the month after the release of several weak U.S. economic reports prompted fears for an unsustainable U.S. economic recovery. Additional gains were provided from short positions in the euro versus the Japanese yen during August as the value of the yen strengthened after the Bank of Japan reiterated its commitment to its monetary policy. In the agricultural markets, gains of approximately 2.0% were supplied by long cotton futures positions during September as prices rallied amid technically-based buying and unfavorable U.S. weather conditions that interrupted supply shipments. Other gains were produced from long positions in cocoa futures during August as prices rallied amid short-covering, tight U.S. cocoa reserves and dry weather in the Ivory Coast, the world's top cocoa producer. In the metals markets, gains of approximately
       1.8% resulted from long positions in nickel and copper futures during July and September as base metal prices trended higher amid technically-based buying, increased demand from China and improved U.S. manufacturing data. Additional gains of approximately 1.4% in the global stock index markets stemmed from long positions in Japanese stock index futures as Japanese equity prices increased during August and September amid robust Japanese economic data and increased foreign investment. Long positions in U.S. and European stock index futures also returned gains during July and early September as prices were buoyed by a rise in investor sentiment. Smaller gains of approximately 0.8% were recorded in the energy markets from long positions in unleaded gas and crude oil futures during August as prices increased amid an increase in demand spurred by signs of a global economic recovery. During September, short positions in crude oil futures yielded gains as prices trended lower early in the month despite attempts by OPEC to stabilize oil prices through possible output reductions. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.9% in the global interest rate markets from long positions in U.S. and European interest rate futures as prices declined during July amid rising interest rates and a rally in global equity prices. During September, short positions in U.S. and European interest rate futures incurred losses as prices reversed higher after fears of an unsustainable global economic recovery surfaced and triggered investor demand for fixed income investments. Total expenses for
       the three months ended September 30, 2003 were $2,334,115, resulting in net income of $4,972,399. The net asset value of a Unit increased from $12.36 at June 30, 2003 to $13.03 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $17,911,143 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.0% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened during January, April and May in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those in the U.S. Gains of approximately 3.9% in the agricultural markets resulted primarily from long cotton futures positions during September as prices rallied amid technically-based buying and unfavorable U.S. weather conditions that interrupted supply shipments. During January, long positions in sugar futures yielded gains as prices rose amid speculative buying ahead of the Brazilian harvest. Gains were also provided from long positions in cocoa futures
       during August as prices rallied amid short-covering, tight
U.S. cocoa reserves and dry weather in the Ivory Coast, the world's top cocoa producer. Further gains in the agricultural sector stemmed from long futures positions in rough rice during April as prices rose in response to the war in Iraq and the potential for increased demand from Iraq after the war. In the global stock index markets, gains of approximately 3.8% were recorded during May and June from long positions in U.S. and European stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery and a rise in investor sentiment. Long positions in Japanese stock index futures also returned gains as Japanese equity markets tracked gains in global stock indices during September. Further gains of approximately 1.6% in the metals markets stemmed from long positions in copper futures during January as prices climbed higher following the release of positive U.S. manufacturing data and continued supply and demand concerns. Long futures positions in nickel and copper provided further gains in this sector as prices trended higher during July amid renewed optimism concerning a U.S. economic recovery and hopes for increased industrial production. Additional gains of approximately 1.5% in the global interest rate markets were recorded during February and May from long positions in European interest rate futures as prices trended higher amid lingering doubts concerning a global economic recovery. Short positions in Japanese interest rate futures during August also profited as prices trended lower amid
       an improved economic outlook for Japan and a sell-off in
Japanese fixed income markets after investors repositioned capital into Japanese equities. Total expenses for the nine months ended September 30, 2003 were $7,715,338, resulting in net income of $10,195,805. The net asset value of a Unit increased from $11.54 at December 31, 2002 to $13.03 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,023,092 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.9% were recorded in the agricultural markets, primarily during July, from long positions in grain futures as prices trended higher amid weather related concerns. Additional gains of approximately 6.1% were recorded in the global interest rate futures markets from long positions, primarily established in July, as prices trended higher amid retreating equity markets and continued pessimism concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.3% in the metals markets primarily from previously established long positions in copper futures as prices decreased amid fears that the weak economy would dampen demand for industrial metals. Additional losses of approximately 1.2% were recorded in the currency markets from long Canadian dollar positions as its value continued to fall versus the U.S. dollar
       in response to the Bush Administration's "strong-dollar"
policy. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $17,556 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $2,222,531, resulting in net income of $3,800,561. The net asset value of a Unit increased from $12.02 at June 30, 2002 to $12.62 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $19,052,809 and posted an increase in net asset value per Unit. The most significant gains of approximately 22.4% were recorded in the agricultural markets from long positions in cocoa and grain futures as prices trended higher throughout a majority of the year amid concerns of supply deficits due to harsh weather. Additional gains of approximately 4.0% were recorded in the currency markets, primarily during March and June, from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Gains of approximately 3.6% were provided from long interest rate futures positions in July and August as economic data pointed to further deterioration of the economic environment in Europe, the U.S., and Asia. A portion of the Partnership's overall gains was offset by losses of approximately 2.5% in the metals markets from previously established long futures positions in copper, tin, and zinc as prices declined further due to diminished demand. Additional losses of approximately 1.5% were recorded in the global stock index markets from long positions in S&P 500 Index futures, as prices decreased during April amid concerns regarding a sustainable and robust economic recovery. Total expenses for the nine months ended September 30, 2002 were $5,815,804, resulting in net income of $13,237,005. The net asset value of a Unit increased from $10.55 at December 31, 2001 to $12.62 at September 30, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100.  VaR typically does not represent the worst-
case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They also are not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $99 million and $81 million, respectively.

Primary Market         September 30, 2003	 September 30, 2002
Risk Category	          Value at Risk		    Value at Risk

Currency				   (0.76)%		 	  (0.73)%

Equity				   (0.22)				  (0.64)

Interest Rate			   (0.09)				  (0.85)

Commodity			  	   (1.04)				  (1.87)

Aggregate Value at Risk	   (1.36)%			  (2.49)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency	(1.99)%	(0.20)%	(0.86)%

Equity	(0.50)	(0.12)	(0.32)

Interest Rate	(1.39)	(0.09)	(0.44)

Commodity	(2.79)	(1.04)	(1.50)

Aggregate Value at Risk	(3.93)%	(1.19)%	(1.93)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
       15% of contract face value. Additionally, the use of
leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 88% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The Partnership's currency exposure at September 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership's equity exposure at September 30, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and
       Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposure was to the NASDAQ (U.S.) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. At September 30, 2003, the Partnership's exposure to the global interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short,
       medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cocoa, coffee and orange juice. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2003, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper,
       zinc, nickel, aluminum, tin and lead. Economic
forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in British pounds and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In
       addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES

(a)	  As of the end of the period covered by this quarterly
  report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	  There have been no significant changes in the
  Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") and Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), collectively registered 10,000,000 Units, pursuant to a Registration Statement on a Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated among the Partnership, Spectrum Technical, and Spectrum Global Balanced at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 4,000,000, Spectrum Technical 4,000,000, and Spectrum Global Balanced 2,000,000.

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

       Through September 30, 2003, 15,005,614.457 Units were sold, leaving 10,494,385.543 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $168,600,200.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.





       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 7, 2003.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership's Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's Form 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of May 1, 1999, among the
Partnership, Demeter, and Allied Irish Capital Management
Ltd. is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File
No. 333-90487) filed with the Securities and Exchange
Commission on December 29, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2003, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000 among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2003, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2003       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






47












MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)