Form 10-Q
period 2004-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2004-05-07
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X
       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	 INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31,
 		2004 (Unaudited) and December 31, 2003.......................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)..........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended March 31, 2004 and 2003 (Unaudited)...........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)..........................5

		Notes to Financial Statements (Unaudited) ................6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.........12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk...........................................20-32

Item 4.	Controls and Procedures .................................33


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings........................................34

Item 2.	Changes in Securities and Use of Proceeds.............34-35

Item 5.	Other Information.....................................35-37

Item 6.	Exhibits and Reports on Form 8-K......................38-40




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	   March 31,	     December 31,
          2004                                 2003
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	142,334,777	109,846,761

	Net unrealized gain on open contracts (MS&Co.)	5,104,605	    5,847,799
	Net unrealized gain on open contracts (MSIL)	   2,829,225	     2,073,986

	Total net unrealized gain on open contracts	7,933,830	7,921,785

	Net option premiums	      517,236	       678,280

	     Total Trading Equity	150,785,843	118,446,826

Subscriptions receivable	10,045,358	5,143,178
Interest receivable (Morgan Stanley DW)	        90,279	        66,591

	     Total Assets	160,921,480	 123,656,595

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	935,481	655,871
Accrued brokerage fees (Morgan Stanley DW)	879,837	650,049
Accrued incentive fees	631,697	811,250
Accrued management fees	      364,070	     268,986

	     Total Liabilities	    2,811,085	  2,386,156

Partners' Capital

Limited Partners (9,854,544.572 and
    8,385,489.652 Units, respectively)	156,363,591	119,976,992
General Partner (110,089.298 and
   90,402.219 Units, respectively)	      1,746,804	     1,293,447

	    Total Partners' Capital	    158,110,395	  121,270,439

	    Total Liabilities and Partners' Capital	     160,921,480	   123,656,595
NET ASSET VALUE PER UNIT	                15.87	              14.31

	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended March 31,

	      2004   	   2003
		     $	   $
REVENUES
	Trading profit (loss):
		Realized	19,142,924 	15,795,697
		Net change in unrealized	        12,045	 (8,351,966)

			Total Trading Results 	19,154,969	7,443,731

	Interest income (Morgan Stanley DW)	      231,629	     190,825

			Total  	   19,386,598	  7,634,556



EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,388,400	1,503,038
	Incentive fees	1,953,572	    728,392
     Management fees	      988,303	     621,948

			Total 	   5,330,275	  2,853,378


NET INCOME 	  14,056,323	  4,781,178

NET INCOME ALLOCATION

	Limited Partners	13,902,966	4,723,669
	General Partner	153,357	57,509


NET INCOME PER UNIT

		Limited Partners	1.56	0.75
		General Partner	1.56	0.75


	The accompanying notes are an integral part of these financial statements.



       <table>
	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




                                                                        Units of
                                                                     Partnership	Limited	General
                                                                        Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,530,775.305	74,487,934	881,138	75,369,072

Offering of Units	575,663.460	7,305,568                 -  	   	7,305,568

Net Income                                                              -  	      	4,723,669	57,509	4,781,178

Redemptions	 (256,995.675)	 (3,249,936)                -         	      (3,249,936)

Partners' Capital,
	March 31, 2003	6,849,443.090	83,267,235	  938,647	  84,205,882





Partners' Capital,
	December 31, 2003	8,475,891.871	119,976,992	1,293,447	121,270,439

Offering of Units	1,682,157.947	25,431,207	300,000	25,731,207

Net Income                                                             - 	  	13,902,966	153,357	14,056,323

Redemptions	 (193,415.948)	 (2,947,574)     	            -      	   (2,947,574)

Partners' Capital,
	March 31, 2004	9,964,633.870	156,363,591	1,746,804	158,110,395







	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	14,056,323	4,781,178
Noncash item included in net income:
		Net change in unrealized	(12,045)	8,351,966

(Increase) decrease in operating assets:
		Net option premiums	161,044	(122,975)
		Interest receivable (Morgan Stanley DW)	(23,688)	(6,627)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	229,788	91,060
		Accrued incentive fee	(179,553)	                 -
		Accrued management fees	       95,084	        37,680

Net cash provided by operating activities	14,326,953	 13,132,282


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	25,731,207	7,305,568
Increase in subscriptions receivable	(4,902,180)	(1,275,288)
Increase in redemptions payable	279,610	426,636
Redemptions of Units	 (2,947,574)	 (3,249,936)

Net cash provided by financing activities	 18,161,063	   3,206,980

Net increase in cash	32,488,016	16,339,262

Balance at beginning of period	109,846,761	68,224,648

Balance at end of period	142,334,777	84,563,910



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P.


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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	 Traded	Traded	Total	Traded	Traded
	 $	$	$

Mar. 31, 2004 	  7,763,642  	170,188	7,933,830	Jul. 2005	Jun. 2004
Dec. 31, 2003	   6,905,992	1,015,793	7,921,785	Jul. 2005	Mar. 2004


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $150,098,419 and $116,752,753 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the
       Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

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

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $19,386,598 and expenses totaling $5,330,275, resulting in net income of $14,056,323 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $14.31 at December 31, 2003 to $15.87 at March 31, 2004.

The most significant trading gains of approximately 7.1% were recorded in the agricultural markets, primarily during February, from long futures positions in soybeans, soybean-related products and corn. During the quarter, prices for both commodities finished higher due to increased exports abroad and greater demand from Asia. In the metals markets, gains of approximately 5.9% were recorded, primarily during February, from long futures positions in base metals. Copper, zinc, lead, and aluminum prices trended higher as a declining U.S. dollar prompted an increase in industrial metal demand from Asia and global central banks. Additional gains of approximately 2.7% were recorded in the global interest rate markets, primarily during February and March. Long positions in European and U.S. interest rate futures profited as global bond prices rallied after central banks, such
       as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Prices trended higher during March due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Smaller gains of approximately 0.5% were established in the energy markets during February from long futures positions in crude oil and its related products. Low market supply, falling inventory levels and a production cut announcement from OPEC caused prices to rally throughout February. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.2% in the currency markets. Long positions in the Australian dollar against the U.S. dollar incurred losses as the U.S. dollar reversed higher during March. Against the Australian dollar, the U.S. dollar benefited from the belief that the Australian Central Bank would not increase interest rates in the short term, as had been expected. Additional currency sector losses stemmed from long positions in the euro versus the U.S. dollar during March as the euro's value moved lower in response to expectations that the European Central Bank would move to cut interest rates in order to spur economic growth in the euro zone. Long positions in the Swiss franc and Canadian dollar versus the U.S. dollar also resulted in losses as the U.S. dollar advanced during January amid a brief corrective recovery encouraged by the release of positive U.S. economic data. Smaller losses of approximately 0.6% resulted in the global stock index markets
       from long positions in European stock index futures as prices declined during February and early March in response to a drop in German and U.S. consumer confidence figures, as well as growing geopolitical uncertainty stemming from the terrorist attacks in Spain.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $7,634,556 and expenses totaling $2,853,378, resulting in net income of $4,781,178 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $11.54 at December 31, 2002 to $12.29 at March 31, 2003.

The most significant trading gains of approximately 3.6% were recorded in the agricultural markets, primarily during January, from long positions in cocoa futures as continued political instability and fighting in the Ivory Coast resulted in supply concerns and higher prices. Additional gains resulted from long positions in sugar futures as prices rose on speculative buying ahead of the Brazilian harvest. Gains of approximately 2.9% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as the dollar's value weakened amid the release of weak U.S. economic data and the looming threat of military action against Iraq. Additional currency gains were recorded during January and February from long positions in the Australian dollar as its value climbed to a two and a half year
       high relative to the U.S. dollar on the heels of higher gold prices. Gains of approximately 1.7% were recorded in March in the energy markets, primarily from short positions in heating oil futures, as prices fell sharply in anticipation of a swift military victory by Coalition forces against Iraq. Additional gains were recorded from long positions in natural gas futures as prices rallied in response to prolonged frigid temperatures in the northeastern and midwestern United States. Long positions in crude oil futures also resulted in gains as prices trended higher during January and February amid fears that a potential military conflict with Iraq could curb market supply. Other gains of approximately 1.6% were recorded in the global interest rate markets from long positions in Japanese interest rate as prices increased during January and February amid continued uncertainty concerning the Japanese economy. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.1% in the metals markets, primarily from long positions in gold futures, as prices declined during March amid renewed strength in the value of the U.S. dollar and a moderate rebound in global equity prices.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They also are not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003.
At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $158 million and $84 million, respectively.

Primary Market			March 31, 2004			March 31, 2003
Risk Category			Value at Risk			Value at Risk

Interest Rate				(1.73)%				(0.14)%

Equity					(0.41)				(0.12)

Currency					(0.08)				(0.49)

Commodity					(1.00)			  	(1.04)

Aggregate Value at Risk		(1.96)%				(1.19)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.73)%	(0.09)%	(0.55)%

Equity	(1.69)	(0.22)	(0.70)

Currency	(0.93)	(0.08)	(0.49)

Commodity	(1.67)	(1.00)	(1.21)

Aggregate Value at Risk	(2.61)%	(1.24)%	(1.79)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 79% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate futures complex. Exposure was primarily spread across the U.S., European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions
       held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes future position in government debt of small countries, e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposure was to the Nikkei (Japan) and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause primary market changes but would make it difficult for the Partnership to
       avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2004, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, zinc, nickel, and lead. Economic forces, supply and demand
       inequalities, geopolitical factors and market
expectations influence price movements in these markets.
The Trading Advisors, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, coffee, corn and soybeans and soybean-related products. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

       Foreign Currency Balances.  The Partnership's primary foreign currency balances at March 31, 2004 were in British pounds, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 4,000,000 Units, pursuant to a Registration Statement on a Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).

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

       The Partnership registered an additional 12,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113396).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 17,639,739.046 Units were sold, leaving
7,860,260.954 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $207,313,736.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

       Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from
       Mount Holyoke College and an MBA in Finance from the
University of Chicago Graduate School of Business.

Effective April 29, 2004, Allied Irish Capital Management, Ltd.
was terminated as trading advisor to the Partnership.





















       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 4, 2004.
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
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 28, 2004, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 4,
2004.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
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
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
       Partnership's Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 10, 2004            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




















MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)