Form 10-Q
period 2004-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2004-08-12
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2004


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)..	4

		Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2004 and 2003 (Unaudited)..	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-37

Item 4.	Controls and Procedures	37-38


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds...........39-40

Item 5.	Other Information...................................40-42

Item 6.	Exhibits and Reports on Form 8-K....................43-45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                   2004       	     2003
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	158,657,979	109,846,761

	Net unrealized gain on open contracts (MS&Co.)	     1,181,230	     5,847,799
	Net unrealized gain on open contracts (MSIL)	        67,965	     2,073,986

	    Total net unrealized gain on open contracts	1,249,195	7,921,785

	Net option premiums	            119,614	        678,280

	     Total Trading Equity	160,026,788	118,446,826

Subscriptions receivable	5,301,081	5,143,178
Interest receivable (Morgan Stanley DW)	        104,778	           66,591

	     Total Assets	   165,432,647	   123,656,595

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	942,956	655,871
Accrued brokerage fees (Morgan Stanley DW)	721,185	650,049
Accrued management fees	        298,422	        268,986
Accrued incentive fee	               -     	      811,250

	     Total Liabilities	      1,962,563	     2,386,156

Partners' Capital

Limited Partners (11,065,094.695 and
    8,385,489.652 Units, respectively)	161,663,052	119,976,992
General Partner (123,683.079 and
   90,402.219 Units, respectively)	       1,807,032	      1,293,447

	     Total Partners' Capital	    163,470,084	  121,270,439

	     Total Liabilities and Partners' Capital	    165,432,647	   123,656,595
NET ASSET VALUE PER UNIT                                                               14.61	 	              14.31

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,664,084)	1,388,889
		Net change in unrealized	      (6,684,635)	   1,386,660

		   Total Trading Results 	                                                     (9,348,719)	2,775,549

	Interest income (Morgan Stanley DW)	        292,502	      194,524

			Total	    (9,056,217)	   2,970,073


EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,384,101	1,570,253
	Management fees	986,525	     649,759
	Incentive fees	        259,191	      307,833

			Total 	     3,629,817	    2,527,845


NET INCOME (LOSS)	   (12,686,034)	       442,228


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(12,546,262)	436,927
	General Partner	(139,772)	5,301


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.26)	0.07
	General Partner	(1.26)	0.07


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	16,478,840	17,184,586
		Net change in unrealized	     (6,672,590)	  (6,965,306)

		   Total Trading Results 	                                                      9,806,250	10,219,280

	Interest income (Morgan Stanley DW)	       524,131	       385,349

			Total	   10,330,381	   10,604,629


EXPENSES
	Brokerage fees (Morgan Stanley DW)	4,772,501	3,073,291
	Incentive fees	2,212,763	1,036,225
	Management fees	   1,974,828	     1,271,707

			Total 	   8,960,092	      5,381,223


NET INCOME 	   1,370,289	      5,223,406


NET INCOME ALLOCATION

	Limited Partners	1,356,704	5,160,596
	General Partner	13,585	62,810


NET INCOME PER UNIT

	Limited Partners	0.30	0.82
	General Partner	0.30	0.82


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	6,530,775.305	74,487,934	881,138	75,369,072

Offering of Units	1,206,518.171	15,162,153	-   	15,162,153

Net Income                                                                -   	  	5,160,596	62,810	5,223,406

Redemptions           (520,673.779)        (6,533,704)	       -             	 (6,533,704)

Partners' Capital,
	June 30, 2003	 7,216,619.697	  88,276,979	  943,948	 89,220,927





Partners' Capital,
	December 31, 2003	8,475,891.871	119,976,992	1,293,447	121,270,439

Offering of Units	3,125,744.681	46,506,424	500,000	47,006,424

Net Income                                                                -   	  	1,356,704	13,585	1,370,289

Redemptions                (412,858.778)        (6,177,068)	           -               	 (6,177,068)

Partners' Capital,
	June 30, 2004	 11,188,777.774	161,663,052	 1,807,032	 163,470,084










The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,370,289	5,223,406
Noncash item included in net income:
		Net change in unrealized	6,672,590	6,965,306

(Increase) decrease in operating assets:
		Net option premiums	558,666	470,356
		Interest receivable (Morgan Stanley DW)	(38,187)	(2,235)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	71,136	102,624
		Accrued management fees	29,436	       42,464
		Accrued incentive fee	   (811,250)	            -

Net cash provided by operating activities	   7,852,680	  12,801,921


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	47,006,424	15,162,153
Increase in subscriptions receivable	(157,903)	(1,568,134)
Increase in redemptions payable	287,085	234,969
Redemptions of Units	    (6,177,068)	 (6,533,704)

Net cash provided by financing activities	   40,958,538	   7,295,284

Net increase in cash	48,811,218	20,097,205

Balance at beginning of period	  109,846,761	  68,224,648

Balance at end of period	            158,657,979       	  88,321,853




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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


       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. and Eclipse Capital Management, Inc. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2004  1,479,167	(229,972)	1,249,195	    Jul. 2005  	    Sep. 2004
Dec. 31, 2003	  6,905,992	1,015,793	7,921,785	Jul. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $160,137,146 and $116,752,753 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
       These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $9,056,217 and expenses totaling $3,629,817, resulting in a net loss of $12,686,034 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $15.87 at March 31, 2004 to $14.61 at June 30, 2004.

The most significant trading losses of approximately 3.6% were incurred in the global interest rate markets, primarily during April, from long positions in U.S. and European interest rate futures. Global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data and market anticipations for sooner-than-expected raises in U.S. interest rates. During June, short positions in eurodollar futures experienced losses as prices increased on weaker-than-expected U.S. economic reports and diminishing expectations that the Federal Reserve would take an aggressive stance on raising interest rates. Additional Partnership losses of approximately 1.8% were recorded in the metals markets during April from long futures positions in both base and precious metals. Long futures positions in base metals experienced losses as prices weakened
       due to the strength of the U.S. dollar and fears of
reduced demand from China. Additionally, the U.S. dollar's move higher caused losses in long gold futures positions. Further Partnership losses of approximately 1.7% in the energy markets stemmed from long futures positions in crude oil, crude oil-related products, and natural gas during April and June. Prices reversed lower during early April following the release of data indicating larger-than-expected U.S. supplies and announcements concerning a potential reduction in environmental gasoline restrictions. During June, long positions suffered as prices declined following news that OPEC would move to increase its daily production quota. Further price decreases occurred after the U.S. Energy Information Administration (EIA) reported that crude oil stocks increased to their highest level in nearly two years. Later in June, prices dropped to two-month lows as Saudi Arabia signaled its readiness to cover any production shortfalls and oil supplies recovered in both Iraq and Norway. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.0% achieved in the agricultural markets during April and June. Long futures positions in sugar benefited as prices rallied amid diminished market supply and inflation concerns. Prices climbed higher during June amid increased demand prompted by concerns that too much rain in Brazil had disrupted the harvest.

       The Partnership recorded revenues including interest
income totaling $10,330,381 and expenses totaling $8,960,092, resulting in net income of $1,370,289 for the six months ended June 30, 2004. The Partnership's net asset value per Unit increased from $14.31 at December 31, 2003 to $14.61 at June 30, 2004.

The most significant trading gains of approximately 8.2% were achieved in the agricultural markets from long futures positions in soybeans, soybean-related products, and sugar. During the first quarter, soybean prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar benefited as prices first rallied during April amid diminished market supply and inflation concerns. During June, sugar prices climbed further amid increased demand prompted by concerns that too much rain in Brazil had disrupted the harvest. Additional gains of approximately 4.0% were recorded in the metals markets, primarily during February, from long futures positions in base metals. Copper, lead, nickel, zinc, and tin prices trended higher as a declining U.S. dollar prompted an increase in industrial metal demand from Asia and global central banks. A portion of the Partnership's gains for the first six months of the year was offset by losses of approximately 1.2% experienced in the energy markets, primarily during the second quarter. Long futures positions in natural gas suffered losses as prices declined
       during early April amid a potential reduction in
environmental gasoline restrictions. During June, long futures positions in crude oil produced losses as prices reversed lower following news that OPEC would move to increase its daily production quota. Further price decreases occurred after the U.S. EIA reported that crude oil stocks increased to their highest level in nearly two years. Later in June, prices dropped to two-month lows as Saudi Arabia signaled its readiness to cover any production shortfalls and oil supplies recovered in both Iraq and Norway. In the currency markets, losses of approximately 1.1% resulted primarily during January and February. Long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan intervened in the currency markets by buying dollars in an attempt to stem the yen's rise during February and again during April. Short positions in the Australian dollar versus the U.S. dollar also lost during February as the U.S. dollar's value declined amid heightened dollar-selling prompted by huge U.S. trade and budget deficits, fears of terror attacks, and interest rate differentials between U.S. Treasury securities and relatively high-yielding Australian bonds. Long positions in the Canadian dollar versus the U.S. dollar were unprofitable as the U.S. dollar advanced during January amid a brief corrective recovery encouraged by the release of a batch of positive U.S. economic data. Additional losses of approximately 1.0% in the global interest rate markets resulted primarily during April from long positions in Australian
       and U.S. interest rate futures.  Global fixed income
prices tumbled following the release of stronger-than-expected U.S. jobs data and market anticipations for sooner-than-expected raises in U.S. interest rates. Long U.S. interest rate futures positions experienced losses earlier in the year during January as prices sharply declined following comments from the U.S. Federal Reserve concerning a shift in their interest rate policy. Smaller losses of approximately 0.5% were incurred in the global stock indices, primarily during March. Long European and Japanese equity index futures positions proved unprofitable as equity prices dropped during February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty stemming from the terrorist attacks in Spain.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $2,970,073 and expenses totaling $2,527,845, resulting in net income of $442,228 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $12.29 at March 31, 2003 to $12.36 at June 30, 2003.

The most significant trading gains of approximately 3.2% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of
       potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those elsewhere. Additional gains of approximately 2.2% in the global stock index markets were supplied from long positions in U.S. stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery. Smaller gains of approximately 0.9% in the global interest rate markets were provided from long positions in European interest rate futures during May as prices continued to trend higher amid lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.8% in the energy markets from long positions in natural gas futures as prices reversed lower during June following news of larger-than-expected U.S. reserves. Additional losses stemmed from short positions in crude oil futures as prices moved higher during May amid supply concerns and renewed fears regarding security at Middle Eastern refining facilities. Losses of approximately 1.7% were experienced in the agricultural markets from long positions in cocoa futures as prices moved lower during May amid speculative selling and higher-than-expected crop estimates from the Ivory Coast, Ghana, and Nigeria.

       The Partnership recorded revenues including interest
income totaling $10,604,629 and expenses totaling $5,381,223, resulting in net income of $5,223,406 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $11.54 at December 31, 2002 to $12.36 at June 30, 2003.

The most significant trading gains of approximately 6.3% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investors preference for non-U.S. dollar denominated assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those elsewhere. Additional gains of approximately 2.5% in the global interest rate markets were recorded during February and May from long positions in European interest rate futures as prices trended higher amid lingering doubts concerning a global economic recovery. Further gains of approximately 2.4% in the global stock index markets were contributed during May and June from long positions in European and U.S. stock index futures as prices moved higher amid increased optimism regarding the U.S. economic
       recovery.  During January gains of approximately 1.8% in the agricultural markets primarily resulted from long positions in sugar futures as prices rose on speculative buying ahead of the Brazilian harvest. Further gains in the agricultural sector stemmed from long futures positions in rough rice. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.2% in the metals markets, primarily from long positions in gold futures, as prices declined during March amid renewed strength in the value of the U.S. dollar and a moderate rebound in global equity prices.

       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asst value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio
       (using delta-gamma approximations) for each of the
historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets
       by primary market risk category at June 30, 2004 and 2003.
At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $163 million and $89 million, respectively.
Primary Market            June 30, 2004        June 30, 2003
Risk Category             Value at Risk        Value at Risk

Equity	(1.21)%               (0.50)%

Interest Rate	(0.21)	                (0.15)

Currency	(0.12)                (0.20)

Commodity	(0.52)                (1.12)

Aggregate Value at Risk	 (1.44)%               (1.24)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity	(1.69)%	(0.22)%	(0.88)%
Interest Rate	(1.73)	(0.09)	(0.57)
Currency	(0.93)	(0.08)	(0.47)
Commodity	(1.67)	(0.52)	(1.06)
Aggregate Value at Risk	         (2.61)%	(1.36)%	(1.84)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past
       performance of the Partnership, give no indication of such
"risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor
       risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 92% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2004 was the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the S&P 500 (U.S.), NASDAQ (U.S.), and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S. and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2004, exposure was primarily spread across the U.S. and Japanese interest rate sector. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other
       G-7 countries.  Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency market exposure at June 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2004, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consists of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Metals. The second largest market exposure of the Partnership at June 30, 2004 was to the metal sector. The
Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver, and base metals, such as aluminum, copper, lead, and zinc. Economic forces,
       supply and demand inequalities, geopolitical factors
and market expectations influence price movements in these markets. The Trading Advisors, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, rice, soybeans, and soybean-related products. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and crude oil-related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

       Foreign Currency Balances.  The Partnership's primary foreign currency balances at June 30, 2004 were in British pounds, Japanese yen, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES

         (a)	As of the end of the period covered by this
quarterly report, the President and Chief Financial
Officer of Demeter, the general partner of the
Partnership, have evaluated the effectiveness of the
Partnership's disclosure controls and procedures (as
defined in Rules 13a-15(e) and 15d-15(e) of the Exchange
Act), and have judged such controls and procedures to be
effective.
  (b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 4,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).

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

The Partnership registered an additional 12,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113396).
       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2004, 19,069,731.999 Units were sold, leaving
18,430,268.001 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $228,388,953.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5. OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.


       Mr. Todd Taylor, age 41, is a Director of Demeter.  Mr.
Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within
       the division.  He was named Vice President in 1996 and an
Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, on May 4, 2004.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999,
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership's Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.
is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the
Partnership's From 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc. is incorporated by reference to Exhibit 10.09 of the Partnership's Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
       the Securities and Exchange Commission on November
14, 2000.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004 as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 4,
2004.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership's
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
26280) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
       incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)