Form 10-Q
period 2004-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2004-11-15
CIK 925263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________


                         Commission File Number 0-26280

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          13-3782225
------------------------------------                  ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor

New York, NY                                                       10017
------------------------------------------------            ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700
                                                   ---------------

                825 Third Avenue, 9th Floor, New York, NY 10022
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
   -----------   -----------

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X
   ---------     -----------

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                     --------------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     --------------------------------------

                               September 30, 2004
                               ------------------

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

      Statements of Financial Condition as of September 30, 2004
      (Unaudited) and December 31, 2003.....................................2

      Statements of Operations for the Three and Nine Months
      Ended September 30, 2004 and 2003 (Unaudited).........................3

      Statements of Changes in Partners' Capital for the
      Nine Months Ended September 30, 2004 and 2003 (Unaudited).............4

      Statements of Cash Flows for the Nine Months Ended

      September 30, 2004 and 2003 (Unaudited)...............................5

      Notes to Financial Statements (Unaudited)..........................6-12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................13-25

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk...................................................26-38

Item 4.   Controls and Procedures..........................................39


PART II. OTHER INFORMATION
--------------------------

Item 2.   Changes in Securities and Use of Proceeds........................40

Item 5.   Other Information................................................41

Item 6.   Exhibits and Reports on Form 8-K..............................41-44

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-------  --------------------

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                    September 30,   December 31,
                                                         2004           2003
                                                     -----------    -----------
                                                          $               $
                                                     (Unaudited)
ASSETS

Equity in futures interests trading accounts:
   Cash                                              163,416,211    109,846,761

   Net unrealized gain on open contracts (MS&Co.)      5,855,009      5,847,799
   Net unrealized gain on open contracts (MSIL)          288,134      2,073,986
                                                     -----------    -----------

       Total net unrealized gain on open contracts     6,143,143      7,921,785

   Net option premiums                                   119,131        678,280
                                                     -----------    -----------

        Total Trading Equity                         169,678,485    118,446,826

Subscriptions receivable                               4,142,063      5,143,178
Interest receivable (Morgan Stanley DW)                  168,656         66,591
                                                     -----------    -----------

        Total Assets                                 173,989,204    123,656,595
                                                     ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable                                    1,088,806        655,871
Accrued brokerage fees (Morgan Stanley DW)               725,528        650,049
Accrued management fees                                  300,218        268,986
Accrued incentive fees                                    51,748        811,250
                                                     -----------    -----------

        Total Liabilities                              2,166,300      2,386,156
                                                     -----------    -----------

Partners' Capital

Limited Partners (11,816,840.745 and
    8,385,489.652 Units, respectively)               169,924,362    119,976,992
General Partner (132,028.003 and
   90,402.219 Units, respectively)                     1,898,542      1,293,447
                                                     -----------    -----------

        Total Partners' Capital                      171,822,904    121,270,439
                                                     -----------    -----------

        Total Liabilities and Partners' Capital      173,989,204    123,656,595
                                                     ===========    ===========

NET ASSET VALUE PER UNIT                                   14.38          14.31
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                              financial statements.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months            For the Nine Months
                                                Ended September 30,            Ended September 30,
                                                -------------------            -------------------

                                               2004            2003           2004             2003
                                            ----------      ----------     -----------      -----------
                                                 $               $              $                $
REVENUES
    Trading profit (loss):
         Realized                           (4,567,759)      4,659,680      11,911,081       21,844,266
         Net change in unrealized            4,893,948       2,478,417      (1,778,642)      (4,486,889)
                                            ----------      ----------     -----------      -----------
                                               326,189       7,138,097      10,132,439       17,357,377
    Proceeds from Litigation Settlement            173            --               173             --
                                            ----------      ----------     -----------      -----------

            Total Trading Results              326,362       7,138,097      10,132,612       17,357,377

    Interest income (Morgan Stanley DW)        447,343         168,417         971,474          553,766
                                            ----------      ----------     -----------      -----------

            Total                              773,705       7,306,514      11,104,086       17,911,143
                                            ----------      ----------     -----------      -----------

EXPENSES
    Brokerage fees (Morgan Stanley DW)       2,173,213       1,650,960       6,945,714        4,724,251
    Management fees                            899,261         683,155       2,874,089        1,954,862
    Incentive fees                              51,748            --         2,264,511        1,036,225
                                            ----------      ----------     -----------      -----------

            Total                            3,124,222       2,334,115      12,084,314        7,715,338
                                            ----------      ----------     -----------      -----------


NET INCOME (LOSS)                           (2,350,517)      4,972,399        (980,228)      10,195,805
                                            ==========      ==========     ===========      ===========


NET INCOME (LOSS) ALLOCATION

    Limited Partners                        (2,322,027)      4,917,279        (965,323)      10,077,875
    General Partner                            (28,490)         55,120         (14,905)         117,930


NET INCOME (LOSS) PER UNIT

    Limited Partners                             (0.23)           0.67            0.07             1.49
    General Partner                              (0.23)           0.67            0.07             1.49


              The accompanying notes are an integral part of these
                              financial statements.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                 Units of
                               Partnership            Limited             General
                                 Interest            Partners             Partner              Total
                              --------------      --------------      --------------      --------------
                                                         $                   $                   $

Partners' Capital,
   December 31, 2002           6,530,775.305          74,487,934             881,138          75,369,072

Offering of Units              1,842,337.104          23,093,642              60,000          23,153,642

Net Income                            --              10,077,875             117,930          10,195,805

Redemptions                     (739,142.641)         (9,270,335)               --            (9,270,335)
                              --------------      --------------      --------------      --------------

Partners' Capital,
   September 30, 2003          7,633,969.768          98,389,116           1,059,068          99,448,184
                              ==============      ==============      ==============      ==============





Partners' Capital,
   December 31, 2003           8,475,891.871         119,976,992           1,293,447         121,270,439

Offering of Units              4,106,817.868          60,207,199             620,000          60,827,199

Net Loss                              --                (965,323)            (14,905)           (980,228)

Redemptions                     (633,840.991)         (9,294,506)               --            (9,294,506)
                              --------------      --------------      --------------      --------------

Partners' Capital,
   September 30, 2004         11,948,868.748         169,924,362           1,898,542         171,822,904
                              ==============      ==============      ==============      ==============



              The accompanying notes are an integral part of these
                              financial statements.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                For the Nine Months Ended September 30,
                                                ---------------------------------------

                                                         2004              2003
                                                     ------------      ------------
                                                           $                 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                        (980,228)       10,195,805
Noncash item included in net income (loss):
      Net change in unrealized                          1,778,642         4,486,889

(Increase) decrease in operating assets:
      Net option premiums                                 559,149            34,914
      Interest receivable (Morgan Stanley DW)            (102,065)            2,201

Increase (decrease) in operating liabilities:
      Accrued brokerage fees (Morgan Stanley DW)           75,479           139,652
      Accrued management fees                              31,232            57,786
      Accrued incentive fee                              (759,502)             --
                                                     ------------      ------------

Net cash provided by operating activities                 602,707        14,917,247
                                                     ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                      60,827,199        23,153,642
(Increase) decrease in subscriptions receivable         1,001,115        (1,038,009)
Increase (decrease) in redemptions payable                432,935          (489,735)
Redemptions of Units                                   (9,294,506)       (9,270,335)
                                                     ------------      ------------

Net cash provided by financing activities              52,966,743        12,355,563
                                                     ------------      ------------

Net increase in cash                                   53,569,450        27,272,810

Balance at beginning of period                        109,846,761        68,224,648
                                                     ------------      ------------

Balance at end of period                              163,416,211        95,497,458
                                                     ============      ============


              The accompanying notes are an integral part of these
                              financial statements.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                               September 30, 2004

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

1.  Organization
    ------------

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

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward trades for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. and Eclipse Capital Management, Inc. (individually, a "Trading Advisor", or collectively, the "Trading Advisors").

The Partnership entered into a management agreement with FX Concepts (Trading Advisor), Inc. ("FX Concepts") adding FX Concepts as its third trading advisor and effective November 1, 2004, the general partner allocated a portion of the Partnership's assets to FX Concepts.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $17,556 as of August 30, 2002 and $173 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
    --------------------------

The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


3.  Financial Instruments
    ---------------------

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


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

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                        Net Unrealized Gains
                        --------------------
                          on Open Contracts               Longest Maturities
                          -----------------               ------------------

                Exchange-   Off-Exchange-              Exchange-   Off-Exchange-
Date             Traded        Traded        Total      Traded         Traded
----           ----------   -------------    -----     ---------   -------------
                    $            $             $

Sep. 30, 2004   5,809,440     333,703      6,143,143   Jul. 2005     Dec. 2004
Dec. 31, 2003   6,905,992   1,015,793      7,921,785   Jul. 2005     Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.

                     MORGAN STANLEY SPECTRUM STRATEGIC L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------


Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $169,225,651 and $116,752,753 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------      --------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
---------------------

General. The Partnership's results depend on the Trading Advisors and the ability of the Trading Advisors' trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
------------------------------------------------------

The Partnership recorded revenues including interest income totaling $773,705 and expenses totaling $3,124,222, resulting in a net loss of $2,350,517 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $14.61 at June 30, 2004 to $14.38 at September 30, 2004.

The most significant trading losses of approximately 1.7% were incurred in the global stock index markets, largely during July. As global equity prices reversed lower in early July due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks, long futures positions in U.S., European, and Japanese stock index futures returned negative performance. Additional losses of approximately 1.3% were recorded in the currency markets, during July and August, from long positions in the euro and Swiss franc both versus the U.S. dollar. During July, long euro and Swiss franc positions incurred losses as the U.S. dollar reversed higher in response to upbeat market sentiment and an increase in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar were also unprofitable as short-term volatility was caused by conflicting economic data and surging energy prices. Smaller losses of approximately 0.3% were recorded in the metals markets during July and August from long futures positions in base and precious metals. A slowdown in demand from China negatively affected prices for industrial metals, while precious metals prices fell amid a rebound in the value of the U.S. dollar. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.6% achieved in the global interest rate markets, primarily during August and September, from long positions in Japanese and European interest rate futures. During August, long positions in European interest rate futures profited as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture caused by a variety of U.S. economic reports. During September, long positions in Japanese interest rate futures benefited from a rise in prices due to geopolitical concerns and market skepticism concerning the Japanese economic recovery. Additional gains of approximately 1.5% were recorded in the energy markets, primarily during July and September, from long futures positions in crude oil and its related products as oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Gains of approximately 0.3% were recorded in the agricultural markets, primarily during September, from long futures positions in sugar as prices for this commodity increased in response to speculative and technically-based buying.

The Partnership recorded revenues including interest income totaling $11,104,086 and expenses totaling $12,084,314, resulting in a net loss of $980,228 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit increased from $14.31 at December 31, 2003 to $14.38 at September 30, 2004. The net asset value per Unit increased despite the Partnership's net loss for the period since the net loss per Unit amount, incurred in the later months of the nine month period, was not in excess of the net income per Unit amount incurred in the earlier months of the nine month period because the later losses were spread over a larger number of Units due to subscriptions increasing the Partnership's total number of Units each month.

The most significant trading gains of approximately 8.6% were achieved in the agricultural markets from long futures positions in soybeans and its related products, corn, and sugar. During the first quarter, soybean and corn prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar also benefited as prices rallied during April amid diminished market supply and inflation concerns. During June, sugar prices climbed further amid increased demand. Additional gains of approximately 3.6% were recorded in the metals markets, primarily during the first quarter, from long futures positions in base metals as prices trended higher due to a declining U.S. dollar, and an increase in demand from Asia and global central banks. During September, long futures positions in base metals benefited as prices moved higher in response to continued demand from China and reports of lower-than-expected inventories. Gains of approximately 0.6% were established in the global interest rate markets during the first and third quarters from long positions in European interest rate futures. During the first quarter, long positions profited as global bond prices rallied after the European Central Bank reported no need to raise interest rates due to a lack of inflation. Prices also trended higher during March due to uncertainty in the global equity markets, disappointing U.S. economic data and "safe haven" buying following the terrorist attack in Madrid. During the third quarter, long European interest rate futures positions were profitable as prices trended higher in response to a surge in oil prices, a drop in equity prices and a conflicted economic picture caused by a variety of economic reports. Smaller gains of approximately 0.3% resulted in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and concerns for supply. A portion of the Partnership's gains for the first nine months of the year was offset by losses of approximately 2.4% incurred in the currency markets, primarily during the third and first quarters of the year. During the third quarter, long positions in the euro and Swiss franc both versus the U.S. dollar generated negative performance as the U.S. dollar reversed higher in response to upbeat market sentiment and an increase in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar experienced losses as short-term volatility was caused by conflicting economic data and surging energy prices. During the first quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan intervened in the currency markets in order to stem the yen's rise. Short positions in the Australian dollar versus the U.S. dollar also lost during February as the U.S. dollar's value declined amid heightened dollar-selling, which was prompted by huge U.S. trade and budget deficits, fears of terror attacks, and interest rate differentials between U.S. Treasury securities and relatively high-yielding Australian bonds. Additional losses of approximately 2.2% were incurred in the global stock indices, primarily during the third and first quarters of the year.

During the third quarter, long futures positions in U.S., European, and Japanese stock index futures experienced losses as equity prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During the first quarter, long European and Japanese equity index futures positions were unprofitable as equity prices, dropped during February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty due to the terrorist attacks in Spain.

For the Three and Nine Months Ended September 30, 2003
------------------------------------------------------

The Partnership recorded revenues including interest income totaling $7,306,514 and expenses totaling $2,334,115, resulting in net income of $4,972,399 for the three months ended September 30, 2003. The Partnership's net asset value per Unit increased from $12.36 at June 30, 2003 to $13.03 at September 30, 2003.

The most significant trading gains of approximately 2.6% were recorded in the currency markets from long positions in the euro versus the U.S. dollar during September as the dollar's value trended lower throughout the month after the release of several weak U.S. economic reports prompted fears for an unsustainable U.S. economic recovery. Additional gains were provided from short positions in the euro versus the Japanese yen during August as the value of the yen strengthened after the Bank of Japan reiterated its commitment to its monetary policy. In the agricultural markets, gains of approximately 2.0% were supplied by long cotton futures positions during September as prices rallied amid technically-based buying and unfavorable U.S. weather conditions that interrupted supply shipments. Other gains were produced from long positions in cocoa futures during August as prices rallied amid short-covering, tight U.S. cocoa reserves, and dry weather in the Ivory Coast, the world's top cocoa producer. In the metals markets, gains of approximately 1.8% resulted from long positions in nickel and copper futures during July and September as base metal prices trended higher amid technically-based buying, increased demand from China and improved U.S. manufacturing data. Additional gains of approximately 1.4% in the global stock index markets stemmed from long positions in Japanese stock index futures as Japanese equity prices increased during August and September amid robust Japanese economic data and increased foreign investment. Long positions in U.S. and European stock index futures also returned gains during July and early September as prices were buoyed by a rise in investor sentiment. Smaller gains of approximately 0.8% were recorded in the energy markets from long positions in unleaded gas and crude oil futures during August as prices increased amid an increase in demand spurred by signs of a global economic recovery. During September, short positions in crude oil futures yielded gains as prices trended lower early in the month despite attempts by OPEC to stabilize oil prices through possible output reductions. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.9% in the global interest rate markets from long positions in U.S. and European interest rate futures as prices declined during July amid rising interest rates and a rally in global equity prices. During September, short positions in U.S. and European interest rate futures incurred losses as prices reversed higher after fears of an unsustainable global economic recovery surfaced and triggered investor demand for fixed income investments.

The Partnership recorded revenues including interest income totaling $17,911,143 and expenses totaling $7,715,338, resulting in net income of $10,195,805 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $11.54 at December 31, 2002 to $13.03 at September 30, 2003.

The most significant trading gains of approximately 9.0% were recorded in the currency markets, primarily during May, from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interest, and investor preference for non-U.S. dollar assets. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as its value strengthened during January, April, and May in response to continued weakness in the U.S. dollar and higher interest rates in Australia relative to those in the U.S. Gains of approximately 3.9% in the agricultural markets resulted primarily from long cotton futures positions during September as prices rallied amid technically-based buying and unfavorable U.S. weather conditions that interrupted supply shipments. During January, long positions in sugar futures yielded gains as prices rose amid speculative buying ahead of the Brazilian harvest. Gains were also provided from long positions in cocoa futures during August as prices rallied amid short-covering, tight U.S. cocoa reserves, and dry weather in the Ivory Coast, the world's top cocoa producer. Further gains in the agricultural sector stemmed from long futures positions in rough rice during April as prices rose in response to the war in Iraq and the potential for increased demand from Iraq after the war. In the global stock index markets, gains of approximately 3.8% were recorded during May and June from long positions in U.S. and European stock index futures as prices moved higher amid increased optimism regarding the U.S. economic recovery and a rise in investor sentiment. Long positions in Japanese stock index futures also returned gains as Japanese equity markets tracked gains in global stock indices during September. Further gains of approximately 1.6% in the metals markets stemmed from long positions in copper futures during January as prices climbed higher following the release of positive U.S. manufacturing data and continued supply and demand concerns. Long futures positions in nickel and copper provided further gains in this sector as prices trended higher during July amid renewed optimism concerning a U.S. economic recovery and hopes for increased industrial production. Additional gains of approximately 1.5% in the global interest rate markets were recorded during February and May from long positions in European interest rate futures as prices trended higher amid lingering doubts concerning a global economic recovery. Short positions in Japanese interest rate futures during August also profited as prices trended lower amid an improved economic outlook for Japan and a sell-off in Japanese fixed income markets after investors repositioned capital into Japanese equities.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------    ----------------------------------------------------------


Introduction
------------

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
---------------------------------------------------

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
-----------------------------------------------------------

The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $172 million and $99 million, respectively.

Primary Market               September 30, 2004     September 30, 2003
Risk Category                   Value at Risk         Value at Risk
-------------                   -------------         -------------

Interest Rate                       (1.40)%               (0.09)%

Currency                            (0.68)                (0.76)

Equity                                 -                  (0.22)

Commodity                           (1.31)                (1.04)

Aggregate Value at Risk             (2.37)%               (1.36)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category                High        Low        Average
----------------------------                ----        ---        -------

Interest Rate                              (1.73)%     (0.21)%     (0.90)%

Currency                                   (0.93)      (0.08)      (0.45)

Equity                                     (1.69)       -          (0.83)

Commodity                                  (1.67)      (0.52)      (1.13)

Aggregate Value at Risk                    (2.61)%     (1.44)%     (2.09)%


Limitations on Value at Risk as an Assessment of Market Risk
------------------------------------------------------------

VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:

o past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

o changes in portfolio value caused by market movements may differ from those of the VaR model;

o VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

o VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

o the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
----------------

The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 91% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
----------------------------------------------------------------

The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, and Australian interest rate sector. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency market exposure at September 30, 2004 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., position between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposure were to the euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consists of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with of the Partnership's currency trades will change significantly in the future.

Commodity.
----------

      Energy. The second largest market exposure of the Partnership at September 30, 2004, was to the energy sector. The Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

      Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper, zinc, and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

      Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, cotton, soybeans, and corn. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
-----------------------------------------------------------

The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

      Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in British pounds, Japanese yen, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
-----------------------------------------------------------------

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

Item 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

Registration Statement
on Form S-1                 Units Registered   Effective Date      File Number
-------------------------   ----------------   --------------      -----------

Initial Registration           4,000,000.000   September 15, 1994     33-80146
Additional Registration        6,000,000.000   January 31, 1996      333-00494
Additional Registration        2,500,000.000   April 30, 1996         333-3222
Additional Registration        6,500,000.000   February 28, 2000     333-90487
Additional Registration        6,500,000.000   April 28, 2003       333-104003
Additional Registration       12,000,000.000   April 28, 2004       333-113396
                             ---------------
  Total Units Registered      37,500,000.000
                             ---------------

Units sold through 9/30/04    20,042,460.262
                             ---------------
Units unsold through 9/30/04  17,457,539.738
                             ===============


The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $242,089,728.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
-------  -----------------

Management.
-----------

The following changes have been made to the Board of Directors and Officers of
Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(A)   Exhibits
      --------

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

10.02 Management Agreement, dated as of November 1, 1994, among the Partnership, Demeter, and Blenheim Investments, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on June 30, 1999.

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

10.04 Management Agreement, dated as of October 7, 2004, among the Partnership, Demeter, and FX Concepts (Trading Advisor), Inc. is filed herewith.

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

10.20 Foreign Exchange and Options Master Agreement between Morgan Stanley Capital Group Inc. and the Partnership, dated as of September 27, 2004 is filed herewith.

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

                                    SIGNATURE
                                    ---------

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

                                    Morgan Stanley Spectrum
                                    Strategic L.P. (Registrant)

                                    By:   Demeter Management Corporation
                                          (General Partner)

November 15, 2004                   By: /s/ Kevin Perry
                                       ---------------------------------------
                                            Kevin Perry
                                            Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.