Form 10-Q
period 2005-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2005-05-11
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2005 and 2004 (Unaudited) 	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	36


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	37

Item 5.	Other Information......................................38

Item 6.	Exhibits............................................38-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                        2005       	     2004
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	177,748,561	178,400,461

	Net unrealized gain on open contracts (MSIL)	956,014     	     2,886,349
	Net unrealized loss on open contracts (MS&Co.)	   (2,088,018)	     (226,980)

	    Total net unrealized gain (loss) on open contracts	(1,132,004)	2,659,369

	Net option premiums	          (291,985)	        263,288

	     Total Trading Equity	176,324,572	181,323,118

Subscriptions receivable	3,896,426	5,084,126
Interest receivable (Morgan Stanley DW)	       306,915	          238,656

	     Total Assets	   180,527,913	   186,645,900

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,765,765	1,725,329
Accrued brokerage fees (Morgan Stanley DW)	1,096,945	1,080,805
Accrued management fees	        414,619	        409,897
Accrued incentive fee	             ?     	         188,744

	     Total Liabilities	   4,277,329	     3,404,775

Partners? Capital

Limited Partners (12,850,770.556 and
    12,446,331.591 Units, respectively)	174,365,968	181,218,795
General Partner (138,896.135 Units)	     1,884,616	       2,022,330

	     Total Partners? Capital	  176,250,584	  183,241,125

	     Total Liabilities and Partners? Capital	  180,527,913	   186,645,900
NET ASSET VALUE PER UNIT                                                               13.57	                               14.56

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	   	    For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		     775,363			      231,629

EXPENSES
	Brokerage fees (Morgan Stanley DW)		3,293,411	2,388,400
	Management fees	      	    1,246,422	  988,303
	Incentive fees		     385,335    	  1,953,572

		   Total Expenses		   4,925,168	    5,330,275

NET INVESTMENT LOSS	   (4,149,805)	   (5,098,646)

TRADING RESULTS
Trading profit (loss):
	Realized			 (4,702,392)	19,142,924
	Net change in unrealized		    (3,791,373)	         12,045

    Total Trading Results		   (8,493,765)	  19,154,969


NET INCOME (LOSS)	   (12,643,570)	  14,056,323


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		          (12,505,856)	  13,902,966
	General Partner                                                   		               (137,714)	153,357

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               (0.99)	  1.56
	General Partner                                                   		               (0.99)	  1.56




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2003	8,475,891.871	119,976,992	1,293,447	121,270,439

Offering of Units	1,682,157.947	25,431,207            300,000   	25,731,207

Net Income                                                                ?   	  	13,902,966	153,357	14,056,323

Redemptions             (193,415.948)       (2,947,574)	            ?              	 (2,947,574)

Partners? Capital,
	March 31, 2004	 9,964,633.870	 156,363,591	 1,746,804	 158,110,395





Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	935,890.994	13,031,159                  ? 	  	13,031,159

Net Loss                                                                  ? 		(12,505,856)	(137,714)	(12,643,570)

Redemptions         (531,452.029)       (7,378,130)	                  ?       	 (7,378,130)

Partners? Capital,
	March 31, 2005	 12,989,666.691	 174,365,968	 1,884,616	 176,250,584







The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(12,643,570)	14,056,323
Noncash item included in net income (loss):
		Net change in unrealized	3,791,373	(12,045)

(Increase) decrease in operating assets:
		Net option premiums	555,273	161,044
		Interest receivable (Morgan Stanley DW)	(68,259)	(23,688)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	16,140	229,788
		Accrued management fees	4,722	       95,084
		Accrued incentive fees	      (188,744)	      (179,553)

Net cash provided by (used for) operating activities                      (8,533,065) 	  14,326,953


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	14,218,859	20,829,027
Cash paid from redemptions of Units	    (6,337,694)	   (2,667,964)

Net cash provided by financing activities	     7,881,165	  18,161,063

Net increase (decrease) in cash	(651,900)	32,488,016

Balance at beginning of period	  178,400,461	 109,846,761

Balance at end of period	          177,748,561         	 142,334,777






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and
Morgan Stanley Spectrum Technical L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?), Morgan Stanley & Co. International Limited (?MSIL?), and Morgan Stanley Capital Group Inc. (?MSCG?). MSCG acts as the counterparty on all of the options on foreign currency forward trades for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor) Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., MSIL, and MSCG in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the month?s average daily Net Assets at a rate equal to a


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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





       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded    	Traded    	Total	  Traded      	 Traded
	$	$	$

Mar. 31, 2005	2,032,101	(3,164,105)	(1,132,004)	Jun. 2010	Jun. 2005
Dec. 31, 2004	  3,084,000	(424,631)	2,659,369	Mar. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, options on forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., MSIL, and MSCG each as a futures commission merchant for the Partnership?s exchange-traded futures, forward,

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, options on forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, options of forward, and futures-styled options contracts, which funds, in the aggregate, totaled $179,780,662 and $181,484,461 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(7,718,402) and expenses totaling $4,925,168, resulting in a net loss of $12,643,570 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.57 at March 31, 2005.

The most significant trading losses of approximately 5.2% were recorded in the currency sector throughout the quarter from a
variety of foreign currencies versus the U.S. dollar.   During
January, long positions in the Australian dollar and Japanese yen versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the
foreseeable future.   Short positions in the Swiss franc and
Japanese yen against the U.S. dollar experienced losses during February as the value of the U.S. dollar weakened in response to concern for the considerable U.S. current account deficit expressed by Federal Reserve Chairman Alan Greenspan. The value
       of the U.S. dollar weakened further in response to a
larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in most European currencies, as well as the Australian dollar, Canadian dollar, and Japanese yen, versus the U.S. dollar experienced losses after the value of the U.S. dollar reversed sharply higher, benefiting from increases in U.S. interest rates and consumer prices. Additional losses of approximately 1.3% were recorded in the global stock index markets, primarily during January and March, from long positions in U.S. and Pacific Rim stock index futures. During January, long U.S. stock index futures positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower growth in corporate profits. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower in response to concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in the month, inflation fears, and a surge in crude oil prices. Prices continued to weaken throughout the month on higher U.S. interest rates and fears that consistently rising energy prices would negatively impact economic growth. Further losses of approximately 1.0% were experienced in the global interest rate sector, primarily during February, from long positions in Australian, U.S., and Japanese interest rate futures as prices reversed lower after positive
       economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Smaller Partnership losses of approximately 0.1% recorded in the metals markets occurred during January and March from long futures positions in precious and base metals. During January, long futures positions in gold recorded losses as prices declined due to strength in the U.S. while long futures positions in base metals also incurred losses from U.S. dollar strength and a drop in Chinese demand. Losses in March resulted from long futures positions in precious metals after prices declined amid renewed strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.6% achieved in the agricultural markets during January and February from long futures positions in coffee and cocoa. Long coffee futures positions benefited during January as prices increased due to technically-based and speculative buying. During February, long futures positions in cocoa profited as prices moved higher on news of political instability in the Ivory Coast, the world?s top cocoa producer. Smaller Partnership gains of approximately 0.3% were recorded in the energy sector during January from long futures positions in unleaded gas as prices moved higher in response to colder weather in the Northeastern U.S. and speculation that OPEC would move to cut oil production.



       For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $19,386,598 and expenses totaling $5,330,275, resulting in net income of $14,056,323 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $14.31 at December 31, 2003 to $15.87 at March 31, 2004.

The most significant trading gains of approximately 7.1% were recorded in the agricultural markets, primarily during February, from long futures positions in soybeans, soybean-related products, and corn. During the quarter, prices for both commodities finished higher due to increased exports abroad and greater demand from Asia. In the metals markets, gains of approximately 5.9% were recorded, primarily during February, from long futures positions in base metals. Copper, zinc, lead, and aluminum prices trended higher as a declining U.S. dollar prompted an increase in industrial metal demand from Asia and global central banks. Additional gains of approximately 2.7% were recorded in the global interest rate markets, primarily during February and March. Long positions in European and U.S. interest rate futures profited as global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Prices trended higher during March due to uncertainty in the global equity markets, disappointing U.S.
       economic data, and safe-haven buying following the
terrorist attack in Madrid. Smaller gains of approximately 0.5% were established in the energy markets during February from long futures positions in crude oil and its related products. Low market supply, falling inventory levels, and a production cut announcement from OPEC caused prices to rally throughout February. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.2% in the currency markets. Long positions in the Australian dollar against the U.S. dollar incurred losses as the U.S. dollar reversed higher during March. Against the Australian dollar, the U.S. dollar benefited from the belief that the Australian Central Bank would not increase interest rates in the short term, as had been expected. Additional currency sector losses stemmed from long positions in the euro versus the U.S. dollar during March as the euro?s value moved lower in response to expectations that the European Central Bank would move to cut interest rates in order to spur economic growth in the euro zone. Long positions in the Swiss franc and Canadian dollar versus the U.S. dollar also resulted in losses as the U.S. dollar advanced during January amid a brief corrective recovery encouraged by the release of positive U.S. economic data. Smaller losses of approximately 0.6% resulted in the global stock index markets from long positions in European stock index futures as prices declined during February and early March in response to a drop in German and U.S. consumer
       confidence figures, as well as growing geopolitical
uncertainty stemming from the terrorist attacks in Spain.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $176 million and $158 million, respectively.

Primary Market            March 31, 2005       March 31, 2004
Risk Category             Value at Risk        Value at Risk

Currency	(3.76)%               (0.08)%

Interest Rate	(0.29)                (1.73)

Equity	(0.25)                (0.41)

Commodity	    (0.99)                (1.00)

Aggregate Value at Risk	      (3.78)%               (1.96)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Currency	(5.47)%	(0.12)%	(2.51)%
Interest Rate	(1.40)	(0.21)	(0.59)
Equity	(1.21)	       -	(0.64)
Commodity	(1.31)	(0.52)	(0.96)
Aggregate Value at Risk	         (6.00)%	(1.44)%	(3.40)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
       reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at March 31, 2005, and for the four
quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 100% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s net assets.
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at March 31, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., position between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposure was to the euro, Japanese yen, Australian dollar, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consists of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2005, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan,
       Italy, and Canada.  As of March 31, 2005, exposure was concentrated in the Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2005, the Partnership had market exposure to the stock index futures sector. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the NIKKEI (Japan), DAX (Germany), S&P 500 (U.S.), and HANG SENG (China) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it
       difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.
Commodity.
Energy. The second largest market exposure of the Partnership at March 31, 2005 was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, zinc, and lead, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take
       positions when market opportunities develop, and
Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in British pounds, Japanese yen, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the
       Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s
       internal controls or in other factors that could
significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
1175:  Registration Statement on Form S-1  Units Registered   Effective Date
 File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	 12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered        37,500,000.000

Units sold through 3/31/05	      21,922,262.834
Units unsold through 3/31/05	    15,577,737.166


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $268,754,706.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of
       Proceeds? section of the prospectus included as part of the above referenced Registration Statements.
























       Item 5. OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.


Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.

3.04	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999,
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership?s Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.05	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic L.P.),
is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.,
is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed with the Securities
and Exchange Commission on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the
Partnership?s From 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc., is incorporated by reference to Exhibit 10.09 of
the Partnership?s Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of October 7, 2004, among
the Partnership, Demeter, and FX Concepts (Trading
Advisor), Inc., is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 10-Q (File No. 0-26280)
for the quarterly period ended September 30, 2004 and
filed with the Securities and Exchange Commission on
November 15, 2004.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, as filed
with the Securities and Exchange Commission pursuant to
       Rule 424(b)(3) under the Securities Act of 1933 on
April 29, 2005.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by
reference to Exhibit 10.13 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90487)
filed with the Securities and Exchange Commission on
November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26280) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26280)
       filed with the Securities and Exchange Commission
on November 1, 2001.
10.20	Foreign Exchange and Options Master Agreement between
Morgan Stanley Capital Group Inc. and the Partnership,
dated as of September 27, 2004, is incorporated by
reference to Exhibit 10.20 of the Partnership?s Form 10-Q
(File No. 0-26280) for the quarterly period ended
September 30, 2004 and filed with the Security and
Exchange Commission on November 15, 2004.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




















MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)