Form 10-Q
period 2005-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2005-08-15
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
	Ended June 30, 2005 and 2004 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2005 and 2004 (Unaudited) 	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-43

Item 4.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	44

Item 5.	Other Information......................................45

Item 6.	Exhibits............................................45-48




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                       2005       	     2004
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	173,700,440	178,400,461

	Net unrealized loss on open contracts (MS&Co.)	(945,157)     	     (226,980)
	Net unrealized gain (loss) on open contracts (MSIL)	   (1,385,501)	     2,886,349

	    Total net unrealized gain (loss) on open contracts	(2,330,658)	2,659,369

	Net option premiums	            239,070	        263,288

	     Total Trading Equity	171,608,852	181,323,118

Subscriptions receivable	2,097,223	5,084,126
Interest receivable (Morgan Stanley DW)	        313,331	          238,656

	     Total Assets	  174,019,406	   186,645,900

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,329,611	1,725,329
Accrued brokerage fees (Morgan Stanley DW)	1,022,885	1,080,805
Accrued management fees	        383,019	        409,897
Accrued incentive fee	           ?     	         188,744

	     Total Liabilities	   4,735,515	     3,404,775

Partners? Capital

Limited Partners (12,851,579.696 and
    12,446,331.591 Units, respectively)	167,473,882	181,218,795
General Partner (138,896.135 Units)	     1,810,009	       2,022,330

	     Total Partners? Capital	   169,283,891	  183,241,125

	     Total Liabilities and Partners? Capital	   174,019,406	   186,645,900
NET ASSET VALUE PER UNIT                                                               13.03                               14.56

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                 For the Three Months	                             For the Six Months
  	              Ended June 30,     	                          Ended June 30,


                            2005   	        2004    	       2005   	    2004
                                $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     924,788		      292,502 		  1,700,151	 	          524,131

EXPENSES
	Brokerage fees (Morgan Stanley DW)	3,130,819	 2,384,101	6,424,230		4,772,501
	Management fees	1,176,222      	    986,525	2,422,644 		   1,974,828
	Incentive fees	          ?     	          259,191    	     385,335		     2,212,763

		   Total Expenses 	   4,307,041	    3,629,817	   9,232,209		      8,960,092

NET INVESTMENT LOSS 	   (3,382,253)	   (3,337,315)	  (7,532,058)		   (8,435,961)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,415,536) 	(2,664,084)	(7,117,928)		16,478,840
	Net change in unrealized	   (1,198,654)	   (6,684,635) 	   (4,990,027)		   (6,672,590)

		  Total Trading Results	  (3,614,190)	   (9,348,719)	  (12,107,955)		    9,806,250

NET INCOME (LOSS)	   (6,996,443)	 (12,686,034)	  (19,640,013)		     1,370,289

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(6,921,836)	  (12,546,262)	(19,427,692)		1,356,704
	General Partner 	(74,607)	(139,772)	(212,321)		13,585


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                      (0.54)                     (1.26)	  (1.53)			0.30
	General Partner                                                   	    (0.54)                     (1.26)	  (1.53) 	0.30






	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	8,475,891.871	119,976,992	1,293,447	121,270,439

Offering of Units	3,125,744.681	46,506,424	500,000	47,006,424

Net Income                                                                ?   	  	1,356,704	13,585	1,370,289

Redemptions          (412,858.778)        (6,177,068)	             ?            	 (6,177,068)

Partners? Capital,
	June 30, 2004	 11,188,777.774	161,663,052	 1,807,032	 163,470,084




Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	1,586,485.790	21,533,179	?    	21,533,179

Net Loss                                                                ?   	  	(19,427,692)	(212,321)	(19,640,013)

Redemptions                                             (1,181,237.685)      (15,850,400)	                  ?        	 (15,850,400)

Partners? Capital,
	June 30, 2005	 12,990,475.831	167,473,882	 1,810,009	 169,283,891










The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(19,640,013)	1,370,289
Noncash item included in net income (loss):
		Net change in unrealized	4,990,027	6,672,590

(Increase) decrease in operating assets:
		Net option premiums	24,218	558,666
		Interest receivable (Morgan Stanley DW)	(74,675)	(38,187)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(57,920)	71,136
		Accrued management fees	(26,878)	29,436
		Accrued incentive fees	      (188,744)	   (811,250)

Net cash provided by (used for) operating activities	   (14,973,985)	   7,852,680


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	24,520,082	46,848,521
Cash paid from redemptions of Units	   (14,246,118)	    (5,889,983)

Net cash provided by financing activities	  10,273,964	   40,958,538

Net increase (decrease) in cash	(4,700,021)	48,811,218

Balance at beginning of period	   178,400,461	  109,846,761

Balance at end of period	            173,700,440	  158,657,979





	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?), Morgan Stanley & Co. International Limited (?MSIL?), and Morgan Stanley Capital Group Inc. (?MSCG?). MSCG acts as the counterparty on all of the options on foreign currency forward trades for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor), Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Partnership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded    	Traded    	Total	  Traded      	 Traded
	$	$	$

Jun. 30, 2005	  (2,531,450)	200,792	(2,330,658)	Jun. 2010	Sep. 2005
Dec. 31, 2004	   3,084,000	(424,631)	2,659,369	Mar. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, options on forward, and futures-styled options contracts are marked to market on a daily
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., MSIL, and MSCG, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission
(?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, options on forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, options of forward, and futures-styled options contracts, which funds, in the aggregate, totaled $171,168,990 and $181,484,461 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(2,689,402) and expenses totaling $4,307,041, resulting in a net loss of $6,996,443 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $13.57 at March 31, 2005 to $13.03 at June 30, 2005.

The most significant trading losses of approximately 3.4% were recorded in the currency markets from positions in foreign currencies versus the U.S. dollar. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar?s value remained volatile throughout the month. This volatility was the result of speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Canadian dollar, Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses
       stemmed from positions in the Australian dollar versus the
U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter half of the month. Additional losses stemmed from long positions in the Japanese yen versus the U.S. dollar during mid-month. Finally, short positions in the Canadian dollar versus the U.S. dollar incurred losses as the Canadian dollar?s value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. Losses of approximately 1.6% were incurred in the metals markets during April and May from long futures positions in base and precious metals as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and U.S. dollar strength. Losses of approximately 0.7% occurred in the energy markets from positions in natural gas, crude oil and its related products. During April, long positions in natural gas, crude oil and its related products incurred losses after prices declined amid greater refinery production, slower demand growth forecasts, and signs of weaker economic growth. During May, short natural gas positions recorded losses after prices reversed upwards amid technically-based and weather-related buying. Additional losses during May stemmed from long crude oil and unleaded gas positions as prices declined amid inventory increases. Short futures positions in crude oil and its related products also resulted in losses as prices increased during late May amid reports of an unexpected
       decline in supplies.  During June, losses resulted from short positions in natural gas after prices reversed upwards amid weather-related buying, while short positions in heating oil incurred losses as oil prices rallied higher on supply fears. Smaller losses of approximately 0.3% were experienced during April and May from long futures positions in cocoa after prices declined on technically-based selling and expectations for future market weakness. A portion of the Partnership?s losses was offset by gains of approximately 2.1% in the global interest rate markets from long positions in European and Japanese interest rate futures. During the quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data. Gains of approximately 0.5% were achieved in the global stock index markets primarily during May from long positions in European equity index futures as prices finished higher on strong U.S. inflation data and weakness in the euro.
       The Partnership recorded total trading results including interest income totaling $(10,407,804) and expenses totaling $9,232,209, resulting in a net loss of $19,640,013 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.03 at June 30, 2005.

The most significant trading losses of approximately 8.3% resulted in the currency markets throughout a majority of the first half of the year from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in the Japanese yen and Australian dollar versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid improvements in U.S. trade deficit numbers, higher U.S. interest rates, and China?s reluctance to revalue the yuan. Short positions in the Swiss franc, and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concern for the U.S. Current-Account deficit, a larger-than-expected drop in January leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Japanese yen, Swiss franc, euro, Canadian dollar, and Australian dollar versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the
       U.S. dollar as the U.S. dollar?s value remained volatile throughout the month. This volatility was the result of speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter part of the month. Additional losses stemmed from long Japanese yen positions during mid-month as the U.S. dollar?s value rallied in response to better-than-expected U.S. trade statistics. Finally, short Canadian dollar positions incurred losses as its value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. Additional Partnership losses of approximately 1.7% were incurred in the metals markets during January, March, April, and May from long futures positions in both base and precious metals as prices declined amid a stronger U.S. dollar and weak demand.
Partnership losses of approximately 0.8% resulted in the global
       stock index markets during the first quarter from long positions in U.S. and Pacific Rim stock index futures. During January trading, long U.S. stock index futures positions experienced losses after prices declined amid weak consumer confidence data, higher U.S. interest rates, and the potential for slower growth in corporate profits. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower due to the growing U.S. trade deficit, U.S. dollar weakness early in the month, inflation fears, and a surge in crude oil prices. In the energy markets, Partnership losses of approximately 0.4% were incurred primarily during the second quarter from positions in heating oil and natural gas. During April, long positions in heating oil and natural gas incurred losses after prices declined amid greater refinery production, slower demand growth forecasts, and signs of weaker economic growth. During May, short natural gas positions recorded losses after prices reversed upwards amid technically-based and weather-related buying. Short futures positions in heating oil during May also resulted in losses as prices increased amid reports of an unexpected decline in supplies. During June, losses resulted from short positions in heating oil as oil prices rallied higher on supply fears, while short positions in natural gas incurred losses after prices reversed upwards amid weather-related buying. A portion of the Partnership?s losses was offset by gains of approximately 1.1% from long positions in European and Japanese interest rate futures. During the first quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April amid weaker Japanese equity markets and then continued to profit during June after the release of weak Japanese economic data. Smaller Partnership gains of approximately 0.3% were achieved in the agricultural markets during January, February, and June from coffee, cotton, and sugar. During January and February, long futures positions in coffee benefited as prices increased due to technically-based buying. During June, long futures positions in cotton and sugar profited as cotton prices moved higher in response to hot, dry weather, while sugar prices appreciated amid support from technically-based buying.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(9,056,217) and expenses totaling $3,629,817, resulting in a net loss of $12,686,034 for the three months ended June 30, 2004. The Partnership?s net asst value per Unit decreased from $15.87 at March 31, 2004 to $14.61 at June 30, 2004.

The most significant trading losses of approximately 3.6% were incurred in the global interest rate markets, primarily during April, from long positions in U.S. and European interest rate futures. Global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data and market anticipations for sooner-than-expected raises in U.S. interest rates. During June, short positions in eurodollar futures experienced losses as prices increased on weaker-than-expected U.S. economic reports and diminishing expectations that the U.S. Federal Reserve would take an aggressive stance on raising interest rates. Additional Partnership losses of approximately 1.8% were recorded in the metals markets during April from long futures positions in both base and precious metals. Long futures positions in base metals experienced losses as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Additionally, the U.S. dollar?s move higher caused losses in long gold futures positions. Further Partnership losses of approximately 1.7% in the energy markets stemmed from long futures positions in crude oil and its related products, and natural gas during April and June. Prices reversed lower during early April following the release of data indicating larger-than-expected U.S. supplies and announcements concerning a potential reduction in environmental gasoline restrictions.
       During June, long positions suffered as prices declined following news that OPEC would move to increase its daily production quota. Further price decreases occurred after the U.S. Energy Information Administration reported that crude oil stocks increased to their highest level in nearly two years. Later in June, prices dropped to two-month lows as Saudi Arabia signaled its readiness to cover any production shortfalls and oil supplies recovered in both Iraq and Norway. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.0% achieved in the agricultural markets during April and June. Long futures positions in sugar benefited as prices rallied amid diminished market supply and inflation concerns. Prices climbed higher during June amid increased demand prompted by concerns that too much rain in Brazil had disrupted the harvest.

The Partnership recorded total trading results including interest income totaling $10,330,381 and expenses totaling $8,960,092, resulting in net income of $1,370,289 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit increased from $14.31 at December 31, 2003 to $14.61 at June 30, 2004.

The most significant trading gains of approximately 8.2% were achieved in the agricultural markets from long futures positions in soybeans, soybean-related products, and sugar. During the
       first quarter, soybean prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar benefited as prices first rallied during April amid diminished market supply and inflation concerns. During June, sugar prices climbed further amid increased demand prompted by concerns that too much rain in Brazil had disrupted the harvest. Additional gains of approximately 4.0% were recorded in the metals markets, primarily during February, from long futures positions in base metals. Copper, lead, nickel, zinc, and tin prices trended higher as a declining U.S. dollar prompted an increase in industrial metal demand from Asia and global central banks. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 1.2% experienced in the energy markets, primarily during the second quarter. Long futures positions in natural gas suffered losses as prices declined during early April amid a potential reduction in environmental gasoline restrictions. During June, long futures positions in crude oil produced losses as prices reversed lower following news that OPEC would move to increase its daily production quota. Further price decreases occurred after the U.S. Energy Information Administration reported that crude oil stocks increased to their highest level in nearly two years. Later in June, prices dropped to two-month lows as Saudi Arabia signaled its readiness to cover any production shortfalls and oil supplies recovered in both Iraq and Norway. In the currency markets,
       losses of approximately 1.1% resulted primarily during
January and February. Long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan intervened in the currency markets by buying dollars in an attempt to stem the yen?s rise during February and again during April. Short positions in the Australian dollar versus the U.S. dollar also lost during February as the U.S. dollar?s value declined amid heightened dollar-selling prompted by huge U.S. trade and budget deficits, fears of terror attacks, and interest rate differentials between U.S. Treasury securities and relatively high-yielding Australian bonds. Long positions in the Canadian dollar versus the U.S. dollar were unprofitable as the U.S. dollar advanced during January amid a brief corrective recovery encouraged by the release of a batch of positive U.S. economic data. Additional losses of approximately 1.0% in the global interest rate markets resulted primarily during April from long positions in Australian and U.S. interest rate futures. Global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data and market anticipations for sooner-than-expected raises in U.S. interest rates. Long U.S. interest rate futures positions experienced losses earlier in the year during January as prices sharply declined following comments from the U.S. Federal Reserve concerning a shift in their interest rate policy. Smaller losses of approximately 0.5% were incurred in the global stock indices, primarily during March. Long European and Japanese equity index futures positions
       proved unprofitable as equity prices dropped during
February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty stemming from the terrorist attacks in Spain.
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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $169 million and $163 million, respectively.

Primary Market            June 30, 2005        June 30, 2004
Risk Category             Value at Risk        Value at Risk

Currency	(0.63)%	(0.12)%

Equity	(0.47)	(1.21)

Interest Rate	(0.47)	(0.21)

Commodity	(1.29)	(0.52)

Aggregate Value at Risk	 (1.43)%	       (1.44)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The VaR for the primary market risk category of currency listed above does not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter does not believe the omission of such market risk exposure materially misrepresents the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Currency	(0.96)%	(0.36)%	(0.66)%
Equity	(1.10)	       -	(0.46)
Interest Rate	(1.40)	(0.29)	(0.65)
Commodity	(1.31)	(1.03)	(1.18)
Aggregate Value at Risk	(2.37)%	(1.15)%	(1.75)%

The VaR for the primary market risk category of currency listed above does not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter does not believe the omission of such market risk exposure materially misrepresents the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 97% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2005 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., position between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to British pound, Swiss franc, euro, Australian dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2005, the Partnership?s second largest market exposure was to the stock index futures sector. Exposure was primarily spread across the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30,
       2005, the Partnership?s primary exposures were to the DAX
(Germany), Hang Seng (China), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2005, the Partnership?s third largest market exposure was to the global interest rate sector. Exposure was concentrated in the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Commodity.
Energy. At June 30, 2005, the Partnership had market exposure in the energy markets. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, aluminum, lead, and nickel, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Soft Commodities and Agriculturals.  At June 30,
2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, coffee, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in Japanese yen, British pounds, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the
       performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000,000

Units sold through 6/30/05	  22,572,857.630
Units unsold through 6/30/05	  14,927,142.370


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $277,256,726.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.
Item 5. OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership of the Partnership, dated April 6, 1999,
(changing its name from Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.04 of
the Partnership?s Registration Statement (File No. 333-
3222) filed with the Securities and Exchange Commission
on April 12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.

10.02	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and Blenheim Investments, Inc.,
is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998 filed with the Securities
and Exchange Commission on June 30, 1999.
10.02(a)	Amendment to the Management Agreement, among the
Partnership, Demeter, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the
Partnership?s From 8-K (File No. 0-26280), filed with the Securities and Exchange Commission on April 25, 2001.
10.03	Management Agreement, dated as of June 1, 2000, among the
Partnership, Demeter, and Eclipse Capital Management,
Inc., is incorporated by reference to Exhibit 10.09 of
the Partnership?s Form 10-Q (File No. 0-26280) for the
quarterly period ended September 30, 2000 and filed with
the Securities and Exchange Commission on November 14,
2000.
10.04	Management Agreement, dated as of October 7, 2004, among
the Partnership, Demeter, and FX Concepts (Trading
Advisor), Inc., is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 10-Q (File No. 0-26280)
for the quarterly period ended September 30, 2004 and
filed with the Securities and Exchange Commission on
November 15, 2004.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on April
29, 2005.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Global Balanced L.P., Morgan
Stanley Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, the escrow agent, is incorporated by reference to Exhibit 10.13 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90487) filed with the Securities and Exchange Commission on November 2, 2001.

10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
10.15(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26280) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26280) filed with the
Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26280)
filed with the Securities and Exchange Commission on
November 1, 2001.
10.20	Foreign Exchange and Options Master Agreement between
Morgan Stanley Capital Group Inc. and the Partnership,
dated as of September 27, 2004, is incorporated by
reference to Exhibit 10.20 of the Partnership?s Form 10-Q
(File No. 0-26280) for the quarterly period ended
       September 30, 2004 and filed with the Security and
Exchange Commission on November 15, 2004.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)