Form 10-Q
period 2005-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2005-11-14
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X
       <table>
	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Nine Months
	Ended September 30, 2005 and 2004 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2005 and 2004
	(Unaudited) 	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	30-44

Item 4.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	45

Item 6.	Exhibits...............................................46



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
               2005       	     2004
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	167,885,071	178,400,461

	Net unrealized gain on open contracts (MSIL)	830,184     	     2,886,349
	Net unrealized loss on open contracts (MS&Co.)	     (202,089)	       (226,980)

	    Total net unrealized gain on open contracts	628,095	2,659,369

	Net option premiums	           (126,937)	        263,288

	     Total Trading Equity	168,386,229	181,323,118

Subscriptions receivable	1,463,322	5,084,126
Interest receivable (Morgan Stanley DW)	        369,278	          238,656

	     Total Assets	  170,218,829	   186,645,900

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,545,024	1,725,329
Accrued brokerage fees (Morgan Stanley DW)	822,858	1,080,805
Accrued management fees	        374,190	        409,897
Accrued incentive fee	            ?     	         188,744

	     Total Liabilities	   4,742,072	     3,404,775

Partners? Capital

Limited Partners (12,507,154.117 and
    12,446,331.591 Units, respectively)	163,659,266	181,218,795
General Partner (138,896.135 Units)	     1,817,491	       2,022,330

	     Total Partners? Capital	  165,476,757	  183,241,125

	     Total Liabilities and Partners? Capital	  170,218,829	   186,645,900
NET ASSET VALUE PER UNIT                                                               13.09                               14.56

	The accompanying notes are an integral part of these financial statements.



	       <table>  MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

           For the Three Months	                           For the Nine Months
  	              Ended September 30,     	       Ended September 30,


                       2005   	        2004    	       2005   	    2004
                      $	           $	          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  1,085,682		      447,343 		   2,785,833 	          971,474

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,517,221	 2,173,213	8,941,451		6,945,714
	Management fees	1,142,271      	    899,261	3,564,915 		   2,874,089
	Incentive fees	           ?     	            51,748    	      385,335		     2,264,511

		   Total Expenses 	  3,659,492	    3,124,222	 12,891,701		    12,084,314

NET INVESTMENT LOSS 	  (2,573,810)	   (2,676,879)	 (10,105,868)		  (11,112,840)

TRADING RESULTS
Trading profit (loss):
	Realized	280,397 	(4,567,759)	(6,837,531)		11,911,081
	Net change in unrealized	   2,958,753	   4,893,948	   (2,031,274)		  (1,778,642)
 			                   3,239,150	326,189	(8,868,805)		10,132,439
Proceeds from Litigation Settlement	            ?     	             173	            ?     		             173

		  Total Trading Results	   3,239,150	      326,362	               (8,868,805)     	    10,132,612

NET INCOME (LOSS)	    665,340	  (2,350,517)	 (18,974,673)		     (980,228)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	657,858	  (2,322,027)	(18,769,834)		(965,323)
	General Partner 	7,482	(28,490)	(204,839)		(14,905)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                        0.06                      (0.23)	  (1.47) 		0.07
	General Partner                                                         0.06                      (0.23)	  (1.47)			0.07





	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	8,475,891.871	119,976,992	1,293,447	121,270,439

Offering of Units	4,106,817.868	60,207,199	 620,000	60,827,199

Net Loss                                             -   	  	(965,323)	(14,905)	(980,228)

Redemptions            (633,840.991)         (9,294,506)	            -               	 (9,294,506)

Partners? Capital,
	September 30, 2004	 11,948,868.748	169,924,362	 1,898,542	 171,822,904




Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	2,018,267.236	27,148,632	 -   	27,148,632

Net Loss                                                               -   	  	(18,769,834)	(204,839)	(18,974,673)

Redemptions           (1,957,444.710)     (25,938,327)	   -             	 (25,938,327)

Partners' Capital,
	September 30, 2005	 12,646,050.252	163,659,266	 1,817,491	 165,476,757








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(18,974,673)	(980,228)
Noncash item included in net loss:
		Net change in unrealized	2,031,274	1,778,642

(Increase) decrease in operating assets:
		Net option premiums	390,225	559,149
		Interest receivable (Morgan Stanley DW)	(130,622)	(102,065)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(257,947)	75,479
		Accrued management fees	(35,707)	31,232
		Accrued incentive fees	     (188,744)	   (759,502)

Net cash provided by (used for) operating activities	  (17,166,194)	    602,707


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	30,769,436	61,828,314
Cash paid from redemptions of Units	   (24,118,632)	    (8,861,571)

Net cash provided by financing activities	     6,650,804	   52,966,743

Net increase (decrease) in cash	(10,515,390)	53,569,450

Balance at beginning of period	   178,400,461	  109,846,761

Balance at end of period	             167,885,071	  163,416,211





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all of the options on foreign currency forward contracts for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor), Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 7.25% of the Partnership?s Net Assets as of the first day of each month (a 7.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		Exchange-	Off-Exchange-
Date	  Traded    	Traded    	Total	  Traded      	 Traded
	$	$	$

Sep. 30, 2005	  809,852	(181,757)	628,095	Mar. 2007	Dec. 2005
Dec. 31, 2004	   3,084,000	(424,631)	2,659,369	Mar. 2006	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, options on forward, and

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., MSIL, and MSCG, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission
(?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, options on forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, options of forward, and futures-styled options contracts, which funds, in the aggregate, totaled $168,694,923 and $181,484,461 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitute the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $4,324,832 and expenses totaling $3,659,492, resulting in net income of $665,340 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $13.03 at June 30, 2005 to $13.09 at September 30, 2005.

The most significant trading gains of approximately 3.1% were recorded in the energy markets during July and August from long positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher towards the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. Elsewhere in the energy markets, gains were recorded from long positions in natural gas futures as prices increased with crude oil prices. During August, long positions continued to benefit as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of
       Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of approximately 1.4% were achieved in the metals markets throughout the quarter from long futures positions in zinc, copper, and aluminum as prices strengthened amid supply tightness and strong demand from China. Gains of approximately 1.0% were recorded in the global stock indices, primarily during July and September, from long positions in Pacific Rim and U.S. stock index futures. During July, prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.7% recorded in the agricultural markets primarily during August from long futures positions in coffee, soybean and its related products, cotton, and corn. Long coffee and cotton positions finished with losses as prices moved lower amid news of lower global consumption and strong supply. Long positions in the soybean complex and corn incurred losses after prices reversed lower due
       to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Losses of approximately 2.0% resulted in the currency markets during July and August from U.S. dollar positions against a variety of foreign currencies. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses stemmed from the fact that U.S. dollar purchases from non-U.S. central banks, such as Japan?s, were nominal following the release of positive U.S. economic data. Additional losses resulted from long positions in the British pound and Australian dollar against the U.S. dollar. The value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system, while the Australian dollar declined amid news of an increase in Australia?s trade deficit. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. In the global interest rate markets, losses of approximately 0.9% occurred during July from long
       positions in Japanese, U.S., and European interest rate futures as prices reversed lower. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in U.S. interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined after the European Central Bank kept its key interest rate unchanged at 2%. Strength in regional equity markets and news of terrorist attacks on the London transport network also weighed on European bond prices.

The Partnership recorded total trading results including interest income totaling $(6,082,972) and expenses totaling $12,891,701, resulting in a net loss of $18,974,673 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.09 at September 30, 2005.

The most significant trading losses of approximately 10.1% resulted in the currency markets from U.S. dollar positions versus a variety of foreign currencies. During January, long positions in the Japanese yen and Australian dollar versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid improvements in U.S. trade deficit numbers,
       higher U.S. interest rates, and China?s reluctance to revalue the yuan. Short positions in the Swiss franc and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concern for the U.S. Current-Account deficit, a larger-than-expected drop in January leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Canadian dollar, Japanese yen, Australian dollar, Swiss franc, and euro, versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar?s value remained volatile due to speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar?s value increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in
       the latter part of the month.  Additional losses stemmed from long Japanese yen positions during mid-June as the U.S. dollar?s value rallied in response to better-than-expected U.S. trade statistics. Finally, short Canadian dollar positions incurred losses as the Canadian dollar?s value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses stemmed from the fact that U.S. dollar purchases from non-U.S. central banks, such as Japan?s, were nominal following the release of positive U.S. economic data. Additional losses resulted from long positions in the British pound and Australian dollar against the U.S. dollar. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc, recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses of approximately 2.4% resulted in the agricultural markets primarily during the third quarter from long futures positions in coffee, soybean and its related products, cocoa, and corn. Long coffee and cocoa positions finished with losses as prices moved lower amid news of lower global consumption and strong supply. Long positions in
       the soybean complex and corn incurred losses after prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Smaller Partnership losses of approximately 0.4% were recorded in the metals markets during January, March, April, and May primarily from long futures positions in precious metals as prices declined amid a stronger U.S. dollar and weak demand. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.7% achieved in the energy markets primarily during the third quarter from long futures positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher towards the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. Elsewhere in the energy markets, gains were recorded from long positions in natural gas futures as prices increased with crude oil prices. During August, long positions continued to benefit as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Gains of approximately 0.2% resulted in the global stock index markets, primarily during July and September, from long positions in
       Pacific Rim stock index futures.  During July, prices increased on positive economic data out of Japan and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Smaller Partnership gains of approximately 0.1% occurred in the global interest rate markets primarily during the first half of the year from long positions in European and Japanese interest rate futures. During the first quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April amid weaker Japanese equity markets and then continued to profit during June after the release of weak Japanese economic data.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $773,705 and expenses totaling $3,124,222, resulting in a net loss of $2,350,517 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $14.61 at June 30, 2004 to $14.38 at September 30, 2004.

The most significant trading losses of approximately 1.7% were incurred in the global stock index markets, largely during July. As global equity prices reversed lower in early July due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks, long futures positions in U.S., European, and Japanese stock index futures returned negative performance. Additional losses of approximately 1.3% were recorded in the currency markets, during July and August, from long positions in the euro and Swiss franc both versus the U.S. dollar. During July, long euro and Swiss franc positions incurred losses as the U.S. dollar reversed higher in response to upbeat market sentiment and an increase in U.S. consumer confidence data. During August, positions in the euro relative to the U.S. dollar were also unprofitable as short-term volatility was caused by conflicting economic data and surging energy prices. Smaller losses of approximately 0.3% were recorded in the metals markets during July and August from long
       futures positions in base and precious metals.  A slowdown in demand from China negatively affected prices for industrial metals, while precious metals prices fell amid a rebound in the
value of the U.S. dollar.   A portion of the Partnership?s
overall losses for the quarter was offset by gains of approximately 1.6% achieved in the global interest rate markets, primarily during August and September, from long positions in Japanese and European interest rate futures. During August, long positions in European interest rate futures profited as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture caused by a variety of U.S. economic reports. During September, long positions in Japanese interest rate futures benefited from a rise in prices due to geopolitical concerns and market skepticism concerning the Japanese economic recovery. Additional gains of approximately 1.5% were recorded in the energy markets, primarily during July and September, from long futures positions in crude oil and its related products as oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply. Gains of approximately 0.3% were recorded in the agricultural markets, primarily during September, from long futures positions in sugar as prices for this commodity increased in response to speculative and technically-based buying.

The Partnership recorded total trading results including interest income totaling $11,104,086 and expenses totaling $12,084,314,
       resulting in a net loss of $980,228 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit increased from $14.31 at December 31, 2003 to $14.38 at September 30, 2004. The net asset value per Unit increased despite the Partnership?s net loss for the period since the net loss per Unit amount incurred in the later months of the nine month period, was not in excess of the net income per Unit amount incurred in the earlier months of the nine month period because the later losses were spread over a larger number of Units due to subscriptions increasing the Partnership?s total number of Units each month.

The most significant trading gains of approximately 8.6% were achieved in the agricultural markets from long futures positions in soybean and its related products, corn, and sugar. During the first quarter, soybean and corn prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar also benefited as prices rallied during April amid diminished market supply and inflation concerns. During June, sugar prices climbed further amid increased demand. Additional gains of approximately 3.6% were recorded in the metals markets, primarily during the first quarter, from long futures positions in base metals as prices trended higher due to a declining U.S. dollar and an increase in demand from Asia and global central banks. During September, long futures positions in base metals benefited as
       prices moved higher in response to continued demand from
China and reports of lower-than-expected inventories. Gains of approximately 0.6% were established in the global interest rate markets during the first and third quarter from long positions in European interest rate futures. During the first quarter, long positions profited as global bond prices rallied after the European Central Bank reported no need to raise interest rates due to a lack of inflation. Prices also trended higher during March due to uncertainty in the global equity markets, disappointing U.S. economic data, and ?safe-haven? buying following the terrorist attack in Madrid. During the third quarter, long European interest rate futures positions were profitable as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture caused by a variety of economic reports. Smaller gains of approximately 0.3% resulted in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and concerns for supply. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 2.4% incurred in the currency markets, primarily during the third and first quarter of the year. During the third quarter, long positions in the euro and Swiss franc both versus the U.S. dollar generated negative performance as the U.S. dollar reversed higher in response to upbeat market sentiment and an increase in U.S.
       consumer confidence data.  During August, positions in the euro relative to the U.S. dollar experienced losses as short-term volatility was caused by conflicting economic data and surging energy prices. During the first quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan intervened in the currency markets in order to stem the yen?s rise. Short positions in the Australian dollar versus the U.S. dollar also lost during February as the U.S. dollar?s value declined amid heightened U.S. dollar-selling, which was prompted by huge U.S. trade and budget deficits, fears of terror attacks, and interest rate differentials between U.S. Treasury securities and relatively high-yielding Australian bonds. Additional losses of approximately 2.2% were incurred in the global stock indices, primarily during the third and first quarter of the year. During the third quarter, long futures positions in U.S., European, and Japanese stock index futures experienced losses as equity prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During the first quarter, long European and Japanese equity index futures positions were unprofitable as equity prices dropped during February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty due to the terrorist attacks in Spain.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $165 million and $172 million, respectively.

Primary Market          September 30, 2005   September 30, 2004
Risk Category             Value at Risk         Value at Risk

Equity	(0.77)%	               -  %

Currency	(0.67)	(0.68)

Interest Rate	(0.25)              (1.40)

Commodity	(1.30)	(1.31)

Aggregate Value at Risk	      (1.73)%	       (2.37)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  In the quarter-end reporting periods prior to
September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity	(1.10)%	(0.25)%	(0.65)%
Currency	(0.96)	(0.36)	(0.65)
Interest Rate	(0.47)	(0.25)	(0.37)
Commodity	(1.30)	(1.03)	(1.17)
Aggregate Value at Risk	   (2.05)%	(1.15)%	(1.59)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. At September 30, 2005, the Partnership?s largest market exposure was to the stock index futures sector. Exposure was primarily spread across the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), Hang Seng (China), and S&P 500 E-MINI (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At
       September 30, 2005, the Partnership?s major exposures were to the euro, Australian dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The Partnership?s third largest market exposure at September 30, 2005 was to the global interest rate sector. Exposure was concentrated in the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, coffee, cotton, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2005, the Partnership had market exposure in the energy markets. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, aluminum, and copper, and precious metals,
       such as gold and silver.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in British pounds, euros, Hong Kong dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000,000

Units sold through 9/30/05     23,004,639.076
Units unsold through 9/30/05   14,495,360.924


The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $282,872,179.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.
Item 6.  EXHIBITS

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2005       By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)