Form 10-Q
period 2006-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2006-05-10
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13
 or 15(d) of the Securities Exchange Act
of 1934
For the quarterly period ended March 31, 2006 or

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

Yes     X      No___________

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer  X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X






       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
	Ended March 31, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2006 and 2005 (Unaudited) 	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-37

Item 4.	Controls and Procedures	37


PART II. OTHER INFORMATION

Item 1A.Risk Factors........................................38-39

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	40

Item 5.	Other Information......................................41

Item 6.	Exhibits...............................................41



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  March 31,	     December 31,
                  2006       	     2005
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Unrestricted cash	144,351,155     	     142,187,180
	Restricted cash	   24,073,802	       19,593,820

          Total cash	  168,424,957	     161,781,000

	Net unrealized gain on open contracts (MS&Co.)	     11,131,242	     7,823,513
	Net unrealized gain on open contracts (MSIL)	      7,032,326	       5,662,270

	     Total net unrealized gain on open contracts	18,163,568	13,485,783

	Net option premiums	             (256,026)	               (568)

	     Total Trading Equity	186,332,499	175,266,215

Subscriptions receivable	2,683,107	1,351,545
Interest receivable (Morgan Stanley DW)	        522,841	          445,924

	     Total Assets	   189,538,447	   177,063,684

LIABILITIES AND PARTNERS? CAPITAL
Liabilities
Redemptions payable	2,986,897	4,515,005
Accrued brokerage fees (Morgan Stanley DW)	855,979        	        837,558
Accrued incentive fees	786,153	1,704,356
Accrued management fees	        394,371	         381,027

	     Total Liabilities	    5,023,400	     7,437,946
Partners? Capital
Limited Partners (11,652,944.577 and
  11,834,304.588 Units, respectively)	182,470,266	167,774,452
General Partner (130,584.135 Units)	      2,044,781	       1,851,286
	     Total Partners? Capital	    184,515,047	  169,625,738


	     Total Liabilities and Partners? Capital	   189,538,447	   177,063,684
NET ASSET VALUE PER UNIT                                                               15.66                               14.18


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	   	    For the Quarters Ended March 31,


                                                                         		        2006    	    2005
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   1,423,504			      775,363

EXPENSES
	Incentive fees		3,023,542    	       385,335
	Brokerage fees (Morgan Stanley DW)		2,602,739	3,293,411
	Management fees	      	       1,198,551	    1,246,422

		Total Expenses		   6,824,832	    4,925,168

NET INVESTMENT LOSS	   (5,401,328)	   (4,149,805)

TRADING RESULTS
Trading profit (loss):
	Realized			 18,309,383	(4,702,392)
	Net change in unrealized		    4,677,785	   (3,791,373)

		Total Trading Results		    22,987,168	  (8,493,765)


NET INCOME (LOSS)	  17,585,840	  (12,643,570)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		            17,392,345	(12,505,856)
	General Partner                                                   		    193,495          	  (137,714)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               1.48	 (0.99)
	General Partner                                                   		             1.48  	 (0.99)





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	935,890.994	13,031,159                  ? 	  	13,031,159

Net Loss                                                                  ? 		(12,505,856)	(137,714)	(12,643,570)

Redemptions       (531,452.029)       (7,378,130)                  ?               	 (7,378,130)

Partners? Capital,
	March 31, 2005	 12,989,666.691	 174,365,968	 1,884,616	 176,250,584




Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	169,625,738

Offering of Units	475,467.129	  7,164,267                  ? 	  	 7,164,267

Net Income                                                             ? 		17,392,345	193,495	17,585,840

Redemptions           (656,827.140)       (9,860,798)	            ?             	 (9,860,798)

Partners? Capital,
	March 31, 2006	 11,783,528.712	 182,470,266	 2,044,781	 184,515,047






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	17,585,840	(12,643,570)
Noncash item included in net income (loss):
		Net change in unrealized	(4,677,785)	3,791,373

(Increase) decrease in operating assets:
		Restricted cash	(4,479,982)	4,161,138
		Net option premiums	255,458	555,273
		Interest receivable (Morgan Stanley DW)	(76,917)	(68,259)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	18,421	16,140
		Accrued incentive fees	      (918,203)	   (188,744)
		Accrued management fees	         13,344	        4,722


Net cash provided by (used for) operating activities	     7,720,176	  (4,371,927)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	5,832,705	14,218,859
Cash paid for redemptions of Units	 (11,388,906)	    (6,337,694)

Net cash provided by (used for) financing activities	   (5,556,201)	   7,881,165

Net increase in unrestricted cash	2,163,975	3,509,238

Unrestricted cash at beginning of period	 142,187,180	 161,592,256

Unrestricted cash at end of period	  144,351,155         	 165,101,494



	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS &
Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

pays the Partnership interest income equal to 80% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Mar. 31, 2006	   19,123,479	    (959,911)	   18,163,568	  Jun. 2010	Sep. 2006
Dec. 31, 2005	   16,488,302	  (3,002,519)	   13,485,783	Jun. 2010	Jul. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission
(?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $187,548,436 and $178,269,302 at March 31, 2006 and
December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $24,410,672 and expenses totaling $6,824,832, resulting in net income of $17,585,840 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005 to $15.66 at March 31, 2006.

The most significant trading gains of approximately 9.2% were experienced in the metals markets, particularly during January and March, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Additional gains of approximately 4.0% were experienced in the agricultural markets during January and March from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand caused by higher energy prices. Elsewhere in the agricultural complex, gains were experienced during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Within the global interest rate futures markets, gains of approximately 2.5% were recorded from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Additional gains of approximately 1.8% were recorded in the global stock index futures markets from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.8% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, Japanese yen, and Canadian dollar as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar and the euro as the value of the yen increased on the release of better-than-expected Japanese machinery orders data and speculation that the Bank of Japan may move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc and the euro versus the U.S. dollar as the value of the U.S. dollar weakened amid investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Smaller losses were experienced during March from short positions in the euro relative to the U.S. dollar and the Japanese yen as the value of the euro moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Finally, losses of approximately 1.4% were experienced in the energy markets, during January, February, and March from both long and short positions in heating oil, unleaded gasoline, and natural gas futures as prices experienced short-term volatile movement due to conflicting news regarding supply and demand.


       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(7,718,402) and expenses totaling $4,925,168, resulting in a net loss of $12,643,570 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.57 at March 31, 2005.

The most significant trading losses of approximately 5.2% were recorded in the currency sector throughout the quarter from a
variety of foreign currencies versus the U.S. dollar.   During
January, long positions in the Australian dollar and Japanese yen versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar?s value advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the
foreseeable future.   Short positions in the Swiss franc and
Japanese yen against the U.S. dollar experienced losses during February as the value of the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by U.S. Federal Reserve Chairman Alan Greenspan. The value of the U.S. dollar weakened further in response to a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank planned to reduce its
       U.S. dollar currency reserves.  During March, long
positions in most European currencies, as well as the Australian dollar, Canadian dollar, and Japanese yen, versus the U.S. dollar experienced losses after the value of the U.S. dollar reversed sharply higher, benefiting from increases in U.S. interest rates and consumer prices. Additional losses of approximately 1.3% were recorded in the global stock index markets, primarily during January and March, from long positions in U.S. and Pacific Rim stock index futures. During January, long U.S. stock index futures positions experienced losses after prices declined amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for slower growth in corporate profits. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower in response to concerns for the growing U.S. trade deficit, weakness in the U.S. dollar early in the month, inflation fears, and a surge in crude oil prices. Prices continued to weaken throughout the month on higher U.S. interest rates and fears that consistently rising energy prices would negatively impact economic growth. Further losses of approximately 1.0% were experienced in the global interest rate sector, primarily during February, from long positions in Australian, U.S., and Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Smaller Partnership losses of approximately 0.1% recorded in the metals
       markets occurred during January and March from long
futures positions in precious and base metals. During January, long futures positions in gold recorded losses as prices declined due to strength in the U.S. while long futures positions in base metals also incurred losses from U.S. dollar strength and a drop in Chinese demand. Losses in March resulted from long futures positions in precious metals after prices declined amid renewed strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.6% achieved in the agricultural markets during January and February from long futures positions in coffee and cocoa. Long coffee futures positions benefited during January as prices increased due to technically-based and speculative buying. During February, long futures positions in cocoa profited as prices moved higher on news of political instability in the Ivory Coast, the world?s top cocoa producer. Smaller Partnership gains of approximately 0.3% were recorded in the energy sector during January from long futures positions in unleaded gas as prices moved higher in response to colder weather in the Northeastern U.S. and speculation that OPEC would move to cut oil production.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a
       custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?)
to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $185 million and $176 million, respectively.

Primary Market           March 31, 2006      March 31, 2005
Risk Category             Value at Risk       Value at Risk

Equity	                       (1.23)%	             (0.25)%

Interest Rate	(0.76)	(0.29)

Currency	(0.38)	(3.76)

Commodity	(2.10)	(0.99)

Aggregate Value at Risk	      (2.69)%	       (3.78)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside
       risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(1.46)%	(0.47)%	(0.98)%
Interest Rate	(0.76)	(0.22)	(0.43)
Currency	(0.67)	(0.38)	(0.55)
Commodity	(2.10)	(1.29)	(1.62)
Aggregate Value at Risk	 (2.69)%	(1.43)%	(2.07)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 85% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006 by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. At March 31, 2006, the Partnership had market exposure to the stock index futures sector. Exposure was primarily spread across the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 E-MINI (U.S.), NASDAQ 100 (U.S.), HANG SENG (Hong Kong), and NIKKEI 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets primarily in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. At March 31, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was concentrated in the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency
       positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rate and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor
       currencies.  Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the largest market exposure of the Partnership was to the markets that comprise these sectors. Most of the exposure was to the sugar, cocoa, cotton, corn, coffee, wheat, soybeans and its related products, and rough rice markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The second largest market exposure of the Partnership at March 31, 2006 was to the metals sector.
This exposure was to fluctuations in the price of base metals, such as zinc, aluminum, copper, lead, and nickel and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Energy.  The third largest market exposure of the
Partnership as of March 31, 2006 was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Japanese yen, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
       13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.


(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 4.8 times Net Assets.

Option trading can be more volatile than futures trading. The Partnership?s average month-end margin level for its options positions as a percent of its total average month-end margin requirements for the period March 2005 through February 2006 was 2.3%.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures on options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 22.8%.

The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that
       relates to forward contracts as compared to the
Partnership?s total average month-end margin requirements was 22.5%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 5.96%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, any of the Trading Advisors, or others become bankrupt or if any of the Partnership?s Trading Advisors commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, any of the Partnership?s Trading Advisors, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if any of the Partnership?s Trading Advisors commits a trading error executed on behalf of the Partnership.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000,000

Units sold through 3/31/06      23,808,179.253
Units unsold through 3/31/06    13,691,820.747

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $294,499,317.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.


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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

















MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)