Form 10-Q
period 2006-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2006-08-09
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
	Ended June 30, 2006 and 2005 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2006 and 2005 (Unaudited) 	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	30-44

Item 4.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	45-46

Item 5.	Other Information......................................46

Item 6.	Exhibits...............................................47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                  2006       	     2005
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Unrestricted cash	162,848,671     	     142,187,180
	Restricted cash	    21,650,428	       19,593,820
          Total cash	   184,499,099	     161,781,000

	Net unrealized gain on open contracts (MSIL)	7,344,390	       5,662,270
	Net unrealized gain on open contracts (MS&Co.)	      3,358,531     	       7,823,513

	     Total net unrealized gain on open contracts	10,702,921	13,485,783

	Net option premiums	           (766,754)	               (568)

	     Total Trading Equity	194,435,266	175,266,215

Subscriptions receivable	4,765,750	1,351,545
Interest receivable (Morgan Stanley DW)	        580,293	          445,924

	     Total Assets	  199,781,309	   177,063,684

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,570,924	4,515,005
Accrued brokerage fees (Morgan Stanley DW)	        974,416	        837,558
Accrued management fees	455,760	         381,027
Accrued incentive fee	              ?     	      1,704,356

	     Total Liabilities	    4,001,100	     7,437,946

Partners? Capital

Limited Partners (11,684,638.190 and
  11,834,304.588 Units, respectively)	193,616,408	167,774,452
General Partner (130,584.135 Units)	     2,163,801	       1,851,286

	     Total Partners? Capital	  195,780,209	  169,625,738

	     Total Liabilities and Partners? Capital	   199,781,309	   177,063,684
NET ASSET VALUE PER UNIT                                                               16.57                               14.18

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                      For the Three Months	                             For the Six Months
  	              Ended June 30,     	                          Ended June 30,


                      2006   	        2005    	       2006   	    2005
                          $	             $	          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,755,806		       924,788 		   3,179,310 	        1,700,151

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,883,516      	    3,130,819	5,486,255 		   6,424,230
	Incentive fees	2,120,834	 -      	5,144,376		385,335
	Management fees	   1,345,174	        1,176,222    	    2,543,725		   2,422,644

		   Total Expenses 	   6,349,524	    4,307,041	   13,174,356		      9,232,209

NET INVESTMENT LOSS 	  (4,593,718)	   (3,382,253)	   (9,995,046)		   (7,532,058)

TRADING RESULTS
Trading profit (loss):
	Realized	22,822,418 	(2,415,536)	41,131,801		(7,117,928)
	Net change in unrealized	   (7,460,647)	   (1,198,654) 	    (2,782,862)		   (4,990,027)

		  Total Trading Results	   15,361,771	   (3,614,190)	   38,348,939		    (12,107,955)

NET INCOME (LOSS)	    10,768,053	 (6,996,443)	     28,353,893		    (19,640,013)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	10,649,033	  (6,921,836)	28,041,378		(19,427,692)
	General Partner 	119,020	(74,607)	312,515		(212,321)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                      0.91 	                     (0.54)	 	2.39		(1.53)
	General Partner                                                       0.91 	                     (0.54)	 	2.39		(1.53)


	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	1,586,485.790	21,533,179                -  	  	21,533,179

Net Loss                                                                 - 		(19,427,692)	(212,321)	(19,640,013)

Redemptions                  (1,181,237.685)      (15,850,400)	          -             	(15,850,400)

Partners' Capital,
	June 30, 2005	 12,990,475.831	 167,473,882	 1,810,009	 169,283,891




Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	169,625,738

Offering of Units	1,117,593.602	17,865,706                 - 	  	17,865,706

Net Income                                                                - 		28,041,378	312,515	28,353,893

Redemptions         (1,267,260.000)      (20,065,128)	  -             	(20,065,128)

Partners? Capital,
	June 30, 2006	 11,815,222.325	 193,616,408	 2,163,801	 195,780,209




The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	28,353,893	(19,640,013)
Noncash item included in net income (loss):
		Net change in unrealized	2,782,862	4,990,027

(Increase) decrease in operating assets:
		Restricted cash	(2,056,608)	6,186,117
		Net option premiums	766,186	24,218
		Interest receivable (Morgan Stanley DW)	(134,369)	(74,675)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	136,858	(57,920)
		Accrued management fees	       74,733	         (26,878)
		Accrued incentive fees	    (1,704,356)	       (188,744)

Net cash provided by (used for) operating activities	   28,219,199	    (8,787,868)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	14,451,501	24,520,082
Cash paid for redemptions of Units	   (22,009,209)	   (14,246,118)

Net cash provided by (used for) financing activities	     (7,557,708)	    10,273,964

Net increase in unrestricted cash	20,661,491	1,486,096

Unrestricted cash at beginning of period	   142,187,180	  161,592,256

Unrestricted cash at end of period	            162,848,671	   163,078,352





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

        <table>MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $
Jun. 30, 2006   11,305,997    (603,076)  10,702,921     Jun. 2010     May 2007
Dec. 31, 2005  16,488,302  (3,002,519)	13,485,783  Jun. 2010    Jul. 2006
457:    </table>
The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $195,805,096 and $178,269,302 at June 30, 2006 and
December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $17,117,577 and expenses totaling $6,349,524, resulting in net income of $10,768,053 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.66 at March 31, 2006 to $16.57 at June 30, 2006.

The most significant trading gains of approximately 8.3% were experienced in the metals markets, during April and May, from long futures positions in zinc, aluminum, and copper as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories, pushing prices to all-time record highs. Additional gains were experienced from long positions in gold futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Furthermore, demand for gold was supported by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Additional gains of approximately 1.0% were recorded in the global interest rate sector from short positions in U.S. and German fixed-income futures as prices trended lower. Within U.S. markets, prices declined following the release of stronger-than-expected economic
       data that showed unemployment at a five-year low and
consumer confidence at a four-year high. Similarly in Germany, rising equity prices, strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Within the currency sector, gains of approximately 0.8% were achieved from long positions in the euro and British pound versus the U.S. dollar. In April, the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower against its major rivals in May on slower-than-expected U.S. Gross Domestic Product growth and geopolitical tensions between the U.S. and Iran regarding Iran?s uranium enrichment program. Smaller gains of approximately 0.3% were achieved in the energy sector from long futures positions in unleaded gasoline as prices increased sharply during April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately
       1.3% in the agricultural complex from long positions in sugar and cotton futures as prices fell during April on reports of higher production and technically-based selling. Additional losses were incurred from long futures positions in cotton as prices declined in June on forecasts for rain in drought-ridden portions of the cotton belt. Elsewhere in the agricultural markets, long positions in coffee futures also recorded losses as prices fell throughout the quarter on favorable weather forecasts in Brazil. Smaller losses of approximately 0.6% were recorded in the global stock index markets from long positions in U.S., European, and Japanese stock index futures as equity prices reversed lower during the month of May. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long positions incurred losses in May as prices suffered a heavy sell-off on investors concern that a global economic slowdown will negatively affect Japan?s export-driven economy.


The Partnership recorded total trading results including interest income totaling $41,528,249 and expenses totaling $13,174,356, resulting in net income of $28,353,893 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005 to $16.57 at June 30, 2005.

       The most significant trading gains of approximately 18.3%
resulted in the metals markets from long positions in copper, zinc, and aluminum futures as base metals prices rallied throughout a majority of the year on strong global demand and reports of falling inventories. As a result, copper prices rose to all-time record highs during the month of May. Long positions in gold futures experienced gains as well as gold prices reached 25-year highs, benefiting from strong demand and lagging supply. In addition, demand for gold increased given continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns, and solid global economic growth. Additional gains of approximately 3.5% were recorded in the global interest rate sector from short positions in U.S., European, and Japanese interest rate futures as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of stronger-than-expected U.S. economic data. Similarly in Germany, rising equity prices, strong economic growth and concerns about rising oil prices pressured German fixed-income futures prices lower. U.S. fixed-income futures prices also fell in May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 2.7% were recorded in the agricultural complex during January and
       March from long positions in sugar futures as prices
trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Elsewhere in the agricultural complex, gains were experienced during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Within the global stock index markets, gains of approximately 1.1% were experienced from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded additional gains during April as prices moved higher amid positive performance in the technology sector and speculation that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end in the near future. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.0% experienced in the energy markets, during January, February, and March, from both long and short positions in heating oil, unleaded gasoline, and natural gas futures as prices experienced short-term volatility due to conflicting news regarding supply and demand. Smaller losses of approximately 1.0% were incurred in the currency market from short positions in the Japanese yen, Swiss franc, and Australian dollar. During the first half of the year, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(2,689,402) and expenses totaling $4,307,041, resulting in a net loss of $6,996,443 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $13.57 at March 31, 2005 to $13.03 at June 30, 2005.

The most significant trading losses of approximately 3.4% were recorded in the currency markets from positions in foreign currencies versus the U.S. dollar. During April, losses were recorded from positions in most major currencies relative to the
       U.S. dollar as the U.S. dollar?s value remained volatile throughout the month. This volatility was the result of speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Canadian dollar, Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter half of the month. Additional losses stemmed from long positions in the Japanese yen versus the U.S. dollar during mid-month. Finally, short positions in the Canadian dollar versus the U.S. dollar incurred losses as the Canadian dollar?s value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. Losses of approximately 1.6% were incurred in the metals markets during April and May from long futures positions in base and precious metals as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and U.S. dollar strength. Losses of approximately 0.7% occurred in the energy markets from positions
       in natural gas and crude oil and its related products.
During April, long positions in natural gas, crude oil and its related products incurred losses after prices declined amid greater refinery production, slower demand growth forecasts, and signs of weaker economic growth. During May, short natural gas positions recorded losses after prices reversed upwards amid technically-based and weather-related buying. Additional losses during May stemmed from long crude oil and unleaded gas positions as prices declined amid inventory increases. Short futures positions in crude oil and its related products also resulted in losses as prices increased during late May amid reports of an unexpected decline in supplies. During June, losses resulted from short positions in natural gas after prices reversed upwards amid weather-related buying, while short positions in heating oil incurred losses as oil prices rallied higher on supply fears. Smaller losses of approximately 0.3% were experienced during April and May from long futures positions in cocoa after prices declined on technically-based selling and expectations for future market weakness. A portion of the Partnership?s losses was offset by gains of approximately 2.1% in the global interest rate markets from long positions in European and Japanese interest rate futures. During the quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates,
       and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to gain during June after the release of weak Japanese economic data. Gains of approximately 0.5% were achieved in the global stock index markets primarily during May from long positions in European equity index futures as prices finished higher on strong U.S. inflation data and weakness in the euro.

The Partnership recorded total trading results including interest income totaling $(10,407,804) and expenses totaling $9,232,209, resulting in a net loss of $19,640,013 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.03 at June 30, 2005.

The most significant trading losses of approximately 8.3% resulted in the currency markets throughout a majority of the first half of the year from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in the Japanese yen and Australian dollar versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid improvements in U.S. trade deficit numbers,
       higher U.S. interest rates, and China?s reluctance to re-
value the yuan. Short positions in the Swiss franc and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concern for the U.S. Current-Account deficit, a larger-than-expected drop in January leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Japanese yen, Swiss franc, euro, Canadian dollar, and Australian dollar versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar?s value remained volatile throughout the month. This volatility was the result of speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June
       and concerns over global commodity demand in the latter part of the month. Additional losses stemmed from long Japanese yen positions during mid-month as the U.S. dollar?s value rallied in response to better-than-expected U.S. trade statistics. Finally, short Canadian dollar positions incurred losses as its value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. Additional Partnership losses of approximately 1.7% were incurred in the metals markets during January, March, April, and May from long futures positions in both base and precious metals as prices declined amid a stronger U.S. dollar and weak demand.
Partnership losses of approximately 0.8% resulted in the global stock index markets during the first quarter from long positions in U.S. and Pacific Rim stock index futures. During January trading, long U.S. stock index futures positions experienced losses after prices declined amid weak consumer confidence data, higher U.S. interest rates, and the potential for slower growth in corporate profits. During March, long positions in U.S. and Pacific Rim stock index futures incurred losses after equity prices moved lower due to the growing U.S. trade deficit, U.S. dollar weakness early in the month, inflation fears, and a surge in crude oil prices. In the energy markets, Partnership losses of approximately 0.4% were incurred primarily during the second quarter from positions in heating oil and natural gas. During April, long positions in heating oil and natural gas incurred losses after prices declined amid greater refinery production,
       slower demand growth forecasts, and signs of weaker
economic growth. During May, short natural gas positions recorded losses after prices reversed upwards amid technically-based and weather-related buying. Short futures positions in heating oil during May also resulted in losses as prices increased amid reports of an unexpected decline in supplies. During June, losses resulted from short positions in heating oil as oil prices rallied higher on supply fears, while short positions in natural gas incurred losses after prices reversed upwards amid weather-related buying. A portion of the Partnership?s losses was offset by gains of approximately 1.1% from long positions in European and Japanese interest rate futures. During the first quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April amid weaker Japanese equity markets and then continued to profit during June after the release of weak Japanese economic data. Smaller Partnership gains of approximately 0.3% were achieved in the agricultural markets during January, February, and June from
       coffee, cotton, and sugar.  During January and February, long futures positions in coffee benefited as prices increased due to technically-based buying. During June, long futures positions in cotton and sugar profited as cotton prices moved higher in response to hot, dry weather, while sugar prices appreciated amid support from technically-based buying.


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $196 million and $169 million, respectively.

Primary Market            June 30, 2006       June 30, 2005
Risk Category             Value at Risk       Value at Risk

Equity	                       (0.70)%	             (0.47)%

Currency	(0.61)	(0.63)

Interest Rate	(0.29)	(0.47)

Commodity	(1.70)	(1.29)

Aggregate Value at Risk	      (2.02)%	       (1.43)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(1.46)%	(0.70)%	(1.04)%
Currency	(0.67)	(0.38)	(0.55)
Interest Rate	(0.76)	(0.22)	(0.38)
Commodity	(2.10)	(1.30)	(1.72)
Aggregate Value at Risk	 (2.69)%	(1.73)%	(2.22)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The third largest market exposure of the Partnership at June 30, 2006 was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2006, the Partnership?s primary exposures were to the DAX (Germany), NIKKEI 225 (Japan), S&P 500 (U.S.), Hang Seng (China), FTSE 100 (Britain), and NASDAQ 100 (U.S) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two
       currencies other than the U.S. dollar.  At June 30, 2006, the Partnership?s major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the sugar, cocoa, coffee, cotton, soybean meal, corn, soybean oil, soybeans, wheat, and rough rice markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	The second largest market exposure of the
Partnership at June 30, 2006 was to the metals sector. The exposure was to fluctuations in the price of base metals, such as zinc, copper, and aluminum. The Partnership also had exposure to precious metals, such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, British pounds, Hong Kong dollars, Japanese yen, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
















       <table>
PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000,000

Units sold through 6/30/06	   24,450,305.726
Units unsold through 6/30/06	   13,049,694.274

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through June 30,
2006 was $305,200,756.

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

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)