Form 10-Q
period 2006-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2006-11-13
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes     X      No___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X




       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005	..2

		Statements of Operations for the Three and Nine Months
	Ended September 30, 2006 and 2005 (Unaudited) 	..3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)	..5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-31

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	32-46

Item 4.	Controls and Procedures	46-47


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................48

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	48-49

Item 5.	Other Information...................................49-50

Item 6.	Exhibits...............................................51



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  September 30,	     December 31,
                    2006       	           2005
	$	           $
	  (Unaudited)
ASSETS

Equity in futures interests trading accounts:

	Unrestricted cash	167,672,650     	     142,187,180
	Restricted cash	   18,270,396	       19,593,820

          Total cash	   185,943,046	    161,781,000

	Net unrealized gain on open contracts (MSIL)	5,626,513	       5,662,270
	Net unrealized gain (loss) on open contracts (MS&Co.)	           (5,047,514)	        7,823,513

	     Total net unrealized gain on open contracts	578,999	13,485,783

	Net option premiums	                     921	                  (568)

	     Total Trading Equity	186,522,966	175,266,215

Subscriptions receivable	3,088,926	1,351,545
Interest receivable (Morgan Stanley DW)	         590,204	           445,924

	     Total Assets	  190,202,096	   177,063,684

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,541,858	4,515,005
Accrued brokerage fees (Morgan Stanley DW)	        965,315	        837,558
Accrued management fees	449,629	         381,027
Accrued incentive fee	              ?      	        1,704,356


	     Total Liabilities	     3,956,802	       7,437,946
Partners? Capital

Limited Partners (12,072,957.020 and
  11,834,304.588 Units, respectively)	184,252,374	167,774,452
General Partner (130,584.135 Units)	     1,992,920	       1,851,286
	     Total Partners? Capital	  186,245,294	  169,625,738

	     Total Liabilities and Partners? Capital	  190,202,096	   177,063,684
NET ASSET VALUE PER UNIT                                                               15.26                               14.18

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


             For the Three Months	                             For the Nine Months
  	            Ended September 30,    	                       Ended September 30,


                 2006   	        2005    	       2006   	    2005
                                                                                   $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   1,836,202		    1,085,682 		  5,015,512	 	       2,785,833

EXPENSES
	Brokerage fees (Morgan Stanley DW)	2,906,955      	    2,517,221	8,393,210 		   8,941,451
	Management fees	1,357,404	1,142,271	3,901,129		3,564,915
	Incentive fees	                             -                             -      	   5,144,376		385,335

		   Total Expenses 	    4,264,359	    3,659,492	  17,438,715		   12,891,701

NET INVESTMENT LOSS 	   (2,428,157)	   (2,573,810)	  (12,423,203)		  (10,105,868)

TRADING RESULTS
Trading profit (loss):
	Realized	(3,155,658) 	280,397	37,976,143		(6,837,531)
	Net change in unrealized	  (10,123,922)	    2,958,753 	   (12,906,784)		        (2,031,274)

		  Total Trading Results	  (13,279,580)	    3,239,150	    25,069,359		     (8,868,805)

NET INCOME (LOSS)	   (15,707,737)	       665,340	    12,646,156		  (18,974,673)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(15,536,856)	  657,858	12,504,522		(18,769,834)
	General Partner 	(170,881)	7,482	141,634		(204,839)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                             	(1.31)	             0.06		1.08	(1.47)
	General Partner                                          	   (1.31)	             0.06		1.08	(1.47)





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2004	12,585,227.726	181,218,795	2,022,330	183,241,125

Offering of Units	2,018,267.236	27,148,632	?     	          27,148,632

Net Loss                                                                  ?		(18,769,834)	(204,839)	       (18,974,673)

Redemptions	   (1,957,444.710)	  (25,938,327)	             ?      	        (25,938,327)

Partners? Capital,
     September 30, 2005	  12,646,050.252	 163,659,266	  1,817,491	     165,476,757




Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	       169,625,738

Offering of Units	1,952,401.595	31,056,348	?     	         31,056,348

Net Income                                                              ?		12,504,522	141,634	       12,646,156

Redemptions	   (1,713,749.163)	  (27,082,948)	             ?      	        (27,082,948)

Partners? Capital,
     September 30, 2006	  12,203,541.155	 184,252,374	  1,992,920	        186,245,294




The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	12,646,156	(18,974,673)
Noncash item included in net income (loss):
		Net change in unrealized	12,906,784	2,031,274

(Increase) decrease in operating assets:
		Restricted cash	1,323,424	3,012,082
		Net option premiums	(1,489)	390,225
		Interest receivable (Morgan Stanley DW)	(144,280)	(130,622)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	127,757	(257,947)
		Accrued management fees	       68,602	         (35,707)
		Accrued incentive fees	   (1,704,356)	       (188,744)

Net cash provided by (used for) operating activities	    25,222,598	   (14,154,112)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	29,318,967	30,769,436
Cash paid for redemptions of Units	   (29,056,095)	   (24,118,632)

Net cash provided by financing activities	          262,872	      6,650,804

Net increase (decrease) in unrestricted cash	25,485,470	(7,503,308)

Unrestricted cash at beginning of period	   142,187,180	  161,592,256

Unrestricted cash at end of period	            167,672,650	   154,088,948





The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Sep. 30, 2006      303,010	     275,989	      578,999	Jun. 2010	May 2007
Dec. 31, 2005	   16,488,302	  (3,002,519)	  13,485,783	Jun. 2010	     Jul. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $186,246,056 and $178,269,302 at September 30, 2006 and
December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co.,


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the sole counterparty on all such contracts, to perform. The
Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.




       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is
       not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(11,443,378) and expenses totaling $4,264,359, resulting in a net loss of $15,707,737 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $16.57 at June 30, 2006 to $15.26 at September 30, 2006.

The most significant trading losses of approximately 5.6% were recorded in the agricultural markets throughout the quarter from long positions in sugar futures as prices moved lower after a U.S. Department of Agriculture report showed that the cost of ethanol-production using sugarcane was higher-than-expected. Prices continued to fall under pressure from low physical demand and high inventories. Additional losses in the agricultural markets were incurred from long positions in cocoa futures as prices moved lower during July and August after the International Cocoa Organization increased its world cocoa production estimates for the year amid encouraging signs of a bumper harvest in the Ivory Coast, the world?s largest producer. Elsewhere in the agricultural complex, long futures positions in soybeans and soybean meal recorded losses during July and August as prices decreased on weak export numbers and cooler weather forecasted
       for the soybean-growing regions of the U.S.  Finally, long positions in cotton futures incurred losses during September as prices were pressured to a two-month low as the U.S. harvest progressed with favorable weather forecasted. Additional losses of approximately 2.1% were recorded in the currency markets during early July from long positions in the Japanese yen, Swiss franc, Swedish krona, and the euro versus the U.S. dollar as the value of the U.S. dollar moved higher amid better-than-expected trade deficit data. In addition, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Further losses were incurred toward the end of July and in August from short positions in the Japanese yen and newly established short positions in the Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on speculation that a slowing economy and weaker-than-expected U.S. Gross Domestic Product growth would result in the U.S. Federal Reserve halting its interest rate tightening campaign sooner-than-expected. Smaller losses of approximately 0.8% in the global interest rate markets resulted primarily during July and August from short positions in German and Japanese interest rate futures as prices reversed higher on increased demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. In addition, German fixed-income futures prices rose after the ?ZEW? report showed investor confidence in Germany fell to its lowest level since June 2001, while Japanese fixed-income futures prices also climbed higher on weak economic data and reduced speculation of another interest rate hike by the Bank of Japan in the near-future. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% in the energy markets, primarily during August and September, from short positions in natural gas futures as prices trended lower due to consistent news of increased domestic supply by the U.S. Department of Energy and a calm hurricane season. Elsewhere in the energy markets, short positions in heating oil futures recorded gains as prices dropped to a 10-month low after the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after OPEC cut its demand forecast. Within the global stock index futures markets, gains of approximately 0.4% were recorded during August from long positions in U.S., Hong Kong, and Japanese equity index futures as prices moved higher after tamer-than-expected inflation data lifted hopes that the U.S. Federal Reserve has stopped raising interest rates. Additionally, Hong Kong and Japanese equity index futures prices rose on higher-than-expected private-sector machinery orders from the region and strength in the technology sector. In the metals markets, gains of approximately 0.3% occurred during July and August from long positions in zinc and silver futures as prices moved higher. Prices for zinc futures climbed higher on reports of weak global stockpiles and consistently strong global demand. In addition, silver futures prices were pressured higher by weak U.S. economic data and
       speculation of a pause in the U.S. Federal Reserve?s
interest rate tightening campaign.

The Partnership recorded total trading results including interest income totaling $30,084,871 and expenses totaling $17,438,715, resulting in net income of $12,646,156 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005 to $15.26 at September 30, 2006.

The most significant trading gains of approximately 18.7% were recorded in the metals markets throughout the first half of the year from long positions in copper, zinc, and aluminum futures as base metals prices rallied on strong global demand and reports of falling inventories. As a result, copper prices rose to all-time record highs during the month of May. Long positions in gold futures experienced gains as well as prices reached 25-year highs amid continued geopolitical concerns, inflation concerns, and solid global economic growth. Additional gains of approximately 2.7% were experienced within the global interest rate markets during the first quarter from short positions in U.S., European, and Japanese interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of stronger-
       than-expected U.S. economic data.  Similarly, strong
equity markets, solid economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. Smaller gains of approximately 1.6% were experienced within the global stock index markets primarily during the first quarter from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded additional gains during April, July, and August as prices moved higher amid positive performance in the technology sector and speculation that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end in the near future. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 3.1% in the currency markets from short positions in the Japanese yen, Swiss franc, and Australian dollar. During the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a
       possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia. Finally, currency losses were also incurred during February, March, and August from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Additional losses of approximately 3.0% were incurred throughout the third quarter within the agricultural markets from long positions in sugar futures as prices moved lower after a U.S. Department of Agriculture report showed that the cost of ethanol-production using sugarcane was higher-than-expected. Prices continued to fall under pressure from low physical demand and high inventories. Losses were also incurred from long positions in cocoa futures as prices moved lower during July and August after the International Cocoa Organization increased its world cocoa production estimates for the year amid signs of a bumper harvest in the Ivory Coast, the world?s largest producer. Elsewhere in the agricultural complex, long futures positions in soybeans and soybean meal recorded losses during July and August as prices decreased on weak export data and cooler weather forecasted for the soybean-growing regions of the U.S. Finally, long positions in cotton futures incurred losses throughout the first nine
       months of the year as prices were pressured lower as the
U.S. harvest progressed with favorable weather forecasted. Finally, losses of approximately 0.6% were incurred within the energy markets during February and May from both long and short positions in heating oil futures as prices experienced short-term volatility due to conflicting news regarding supply and demand.


For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $4,324,832 and expenses totaling $3,659,492, resulting in net income of $665,340 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $13.03 at June 30, 2005 to $13.09 at September 30, 2005.

The most significant trading gains of approximately 3.1% were recorded in the energy markets during July and August from long positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher toward the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. Elsewhere in the energy markets, gains were recorded from long positions in natural gas futures as prices increased with crude oil prices. During August, long positions
       continued to benefit as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of approximately 1.4% were achieved in the metals markets throughout the quarter from long futures positions in zinc, copper, and aluminum as prices strengthened amid supply tightness and strong demand from China. Gains of approximately 1.0% were recorded in the global stock indices, primarily during July and September, from long positions in Pacific Rim and U.S. stock index futures. During July, prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.7% recorded in the agricultural markets primarily during August from long futures positions in coffee, soybean and its related products, cotton, and corn. Long coffee and cotton positions finished with losses as prices moved lower amid news of lower global consumption and strong supply. Long positions in the soybean complex and corn incurred losses after prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Losses of approximately 2.0% resulted in the currency markets during July and August from U.S. dollar positions against a variety of foreign currencies. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses stemmed from the fact that U.S. dollar purchases from non-U.S. central banks, such as Japan?s, were nominal following the release of positive U.S. economic data. Additional losses resulted from long positions in the British pound and Australian dollar against the U.S. dollar. The value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system, while the Australian dollar declined amid news of an increase in Australia?s trade deficit. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone
       economic improvement.  In the global interest rate
markets, losses of approximately 0.9% occurred during July from long positions in Japanese, U.S., and European interest rate futures as prices reversed lower. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. Long U.S. interest rate futures positions experienced losses as prices declined following a rise in U.S. interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined after the European Central Bank kept its key interest rate unchanged at 2%. Strength in regional equity markets and news of terrorist attacks on the London transport network also weighed on European bond prices.

The Partnership recorded total trading results including interest income totaling $(6,082,972) and expenses totaling $12,891,701, resulting in a net loss of $18,974,673 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004 to $13.09 at September 30, 2005.

The most significant trading losses of approximately 10.1% resulted in the currency markets from U.S. dollar positions versus a variety of foreign currencies. During January, long positions in the Japanese yen and Australian dollar versus the
       U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid improvements in U.S. trade deficit numbers, higher U.S. interest rates, and China?s reluctance to re-value the yuan. Short positions in the Swiss franc and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concern for the U.S. Current-Account deficit, a larger-than-expected drop in January leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Canadian dollar, Japanese yen, Australian dollar, Swiss franc, and euro, versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar?s value remained volatile due to speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak economic data out of the U.S. During May, losses were recorded in the currency markets from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar?s value increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without
       consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter part of the month. Additional losses stemmed from long Japanese yen positions during mid-June as the U.S. dollar?s value rallied in response to better-than-expected U.S. trade statistics. Finally, short Canadian dollar positions incurred losses as the Canadian dollar?s value reversed higher supported by rising oil prices and speculation that the Bank of Canada would raise interest rates. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses stemmed from the fact that U.S. dollar purchases from non-U.S. central banks, such as Japan?s, were nominal following the release of positive U.S. economic data. Additional losses resulted from long positions in the British pound and Australian dollar against the U.S. dollar. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc, recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses of approximately 2.4% resulted in the agricultural markets primarily during the third quarter from long futures positions in coffee, soybean and its related products, cocoa, and corn. Long coffee and cocoa positions finished with losses as prices moved lower amid news of lower global consumption and strong supply. Long positions in the soybean complex and corn incurred losses after prices reversed lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Smaller Partnership losses of approximately 0.4% were recorded in the metals markets during January, March, April, and May primarily from long futures positions in precious metals as prices declined amid a stronger U.S. dollar and weak demand. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.7% achieved in the energy markets primarily during the third quarter from long futures positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher toward the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. Elsewhere in the energy markets, gains were recorded from long positions in natural gas futures as prices increased with crude oil prices. During August, long positions continued to benefit as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Gains of approximately 0.2% resulted in the global stock index markets, primarily during July and September, from long positions in Pacific Rim stock index futures. During July, prices increased on positive economic data out of Japan and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch. Smaller Partnership gains of approximately 0.1% occurred in the global interest rate markets primarily during the first half of the year from long positions in European and Japanese interest rate futures. During the first quarter, long European positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese positions also benefited after prices increased during April amid weaker Japanese equity markets and then continued to profit during June after the release of weak Japanese economic data.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $186 million and $165 million, respectively.

Primary Market         September 30, 2006   September 30, 2005
Risk Category             Value at Risk        Value at Risk

Equity	                       (0.73)%              (0.77)%

Currency	 (0.35)	  (0.67)

Interest Rate	(0.21)	(0.25)

Commodity	(1.80)	(1.30)

Aggregate Value at Risk	      (1.92)%	       (1.73)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category
       of currency listed above did not include the one-day
downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(1.46)%	(0.70)%	(1.03)%
Currency	(0.61)	(0.35)	(0.47)
Interest Rate	(0.76)	(0.21)	(0.37)
Commodity	(2.10)	(1.70)	(1.84)
Aggregate Value at Risk	(2.69)%	(1.92)%	(2.27)%

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

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. The third largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2006, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), Hang Seng (China), and NIKKEI 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two
       currencies other than the U.S. dollar.  At September 30,
2006, the Partnership?s major exposures were to euro, Japanese yen, and British pounds currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to
       long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the sugar, cocoa, coffee, cotton, corn, soybean meal, wheat, soybeans, soybean oil, and rough rice markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	The second largest market exposure of the
Partnership at September 30, 2006 was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, and aluminum. The Partnership also had exposure to precious metals, such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, British pounds, Hong Kong dollars, Japanese yen, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
                <caption
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	4,000,000.000	September 15, 1994	33-80146
Additional Registration	6,000,000.000	January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	                         333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000      April 28, 2003	                      333-104003
Additional Registration	  12,000,000.000   April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 9/30/06	     25,285,113.719
Units unsold through 9/30/06 	12,214,886.281

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2006 was $318,391,398.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors,
       from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.












       Item 6.  EXHIBITS

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.












MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)