Form 10-K
period 2006-12-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2007-03-08
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the
registrant is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check mark whether the
 registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the
 Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
 Form 10-K or any amendment of this
Form 10-K. [X]

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

Large accelerated filer___  Accelerated filer____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$193,616,408 at June 30, 2006.

	       <table> DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


MORGAN STANLEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006
                               Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1. 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-6

	Item 1A.	Risk Factors . . . . . .  . . . . . . . . . . . . . . . . .6

	Item 1B.	Unresolved Staff Comments. . . . . . . . . . . . . . . . ..6

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . . 7

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . . .7

	Item 4. 	Submission of Matters to a Vote of Security Holders . . . .7

Part II.

	Item 5. 	Market for Registrant's Partnership Units
		 	and Related Security Holder Matters . . . . . . . . . . .8-9

	Item 6.		Selected Financial Data . .  . . . . . . . . . . . . . . .10

	Item 7. 	Management's Discussion and Analysis of Financial
	        	Condition and Results of Operations . . . . . . . . . .11-33

	Item 7A.	Quantitative and Qualitative Disclosures About
	         	Market Risk . . . . . . . . . . . . . . . . . . . . . .33-48

	Item 8. 	Financial Statements and Supplementary Data. . . . . . 48-49

	Item 9. 	Changes in and Disagreements with Accountants on
	        	Accounting and Financial Disclosure . . . . . . . . . . . 49

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . .49-52

	Item 9B.	Other Information. . . . . . . . . . . . . . . . . . . . .52

Part III.

	Item 10.	Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . .  . . . . . . . . . .53-60

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .60

	Item 12.	Security Ownership of Certain Beneficial Owners
	        	and Management and Related Security Holder Matters . . . .61

	Item 13.	Certain Relationships and Related Transactions, and
			Director Independence . . . . . . . . . . . . . . . . . ..61

	Item 14.	Principal Accountant Fees and Services . . . . . . . . 62-63
Part IV.

	Item 15.	Exhibits and Financial Statement Schedules. . . . . . .64-65


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership?s Prospectus dated
	May 1, 2006	        I

	Partnership's Supplement to the
	Prospectus dated January 18, 2007	 	   I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2006	  II, III, and IV



























       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Spectrum Strategic L.P. (the "Partnership") is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on November 1, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?).

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts for the Partnership. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon

       completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S. commodity broker-dealer.
 Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all of the options on foreign currency forward contracts. Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor), Inc. (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Units of limited partnership interest (?Unit(s)?) are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership began the year at a net asset value per Unit of $14.18 and returned 20.9% to $17.15 on December 31, 2006. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in

       one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership?s prospectus, dated May 1, 2006 (the ?Prospectus?), and the Partnership's supplement to the Prospectus dated January 18, 2007 (the ?Supplement"), incorporated by reference in this Form 10-K, set forth below.


Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of
			 the Prospectus and Page
			 S-1 of the Supplement).

	2.	Futures, Options, and	2.	"The Futures, Options, and
		Forwards Markets		 Forwards Markets" (Pages
				 150-154 of the Prospectus).

	3.	Partnership?s Trading	3.	?Use of Proceeds? (Pages
		Arrangements and		 29-31 of the Prospectus
		Policies	 	 and Page S-5 of the
				 Supplement), ?The Trading
 				 Advisors? (Pages 78-126
			 	 of the Prospectus and
				 Pages S-33 ? S-39 of the
				 Supplement).

	4.	Management of the Part-	4.	?The Trading Advisors ?
	       nership		 Management Agreements?
				(Page 78 of the
				 Prospectus), ?The
				 General  Partner? (Pages
				 75-77 of the Prospectus
				 and Page S-32 of
				 the Supplement), ?The Com-
				 modity Brokers? (Pages
 129-130 of the Prospectus)
 and ?The Limited Partner-
 ship Agreements? (Pages
 133-136 of the Prospectus
 and page S-41 of the
 Supplement).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax Considerations? and
				?State and Local Income Tax
                            		 Aspects? (Pages 142-148 of
				 the Prospectus and Page
				 S-41 of the Supplement).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website,
       however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated May 1, 2006, and the Partnership?s Supplement dated January 18, 2007, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 10-15 and the ?Risk Factors? section of the Supplement at pages S-2?S-4.



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

Item 3.  LEGAL PROCEEDINGS
None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       PART II

Item 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2006, was approximately 19,168.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 1, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2006, was $327,738,801.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.

<caption>					 SEC
Registration Statement on Form S-1  Units Registered  Effective Date  File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	 12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered        37,500,000.000

Units sold through 12/31/06	     25,849,930.242
Units unsold through 12/31/06   11,650,069.758

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.






        <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)






	       		 	     For the Years Ended December 31,
                       2006         2005	      2004         2003            2002
Total Trading Results
including interest
income				57,607,962	  12,799,043	   17,867,892    31,984,167	14,078,687


Net Income (Loss)		35,652,273	  (5,545,967)   1,248,814    20,513,412     6,314,416


Net Income (Loss)
Per Unit (Limited
& General Partners)           2.97         (0.38)        0.25          2.77         0.99


Total Assets 	     214,091,773   177,063,684  186,645,900   123,656,595   77,094,809


Total Limited
Partners' Capital	     207,238,137   167,774,452  181,218,795   119,976,992   74,487,934


Net Asset Value
Per Unit 			     17.15	       14.18	       14.56	         14.31        11.54



























       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS&Co., and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to affect trades at or within the limit. Futures prices have occasionally moved the

       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds

       available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.



       The Partnership?s results of operations set forth in the
Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       The Partnership recorded total trading results including interest income totaling $57,607,962 and expenses totaling $21,955,689, resulting in net income of $35,652,273 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005, to $17.15 at December 31, 2006. Total redemptions and subscriptions for the year were $36,204,698 and $40,403,751, respectively, and the Partnership?s ending capital was $209,477,064 at December 31, 2006, an increase of $39,851,326 from ending capital at December 31, 2005, of $169,625,738.

The most significant trading gains of approximately 22.9% were recorded in the metals markets throughout the first half of the year from long positions in copper, zinc, and aluminum futures as base metals prices rallied on strong global demand, particularly from China, and reports of falling inventories. Elsewhere in the metals markets, long positions in gold futures experienced additional gains as prices reached 25-year highs amid continued geopolitical concerns, inflation concerns, and consistent demand from foreign central banks. Further gains were experienced from long positions in silver futures as prices moved higher due to the aforementioned factors that affected gold, as well as on news that a silver-backed Exchange Traded Fund would launch. Gains were extended during October from long positions in zinc and aluminum futures as base metals prices continued to trend higher

       amid labor protests in producer countries and news that inventories declined more than expected. Additionally, prices were pressured higher after the National Bureau of Statistics said that China's industrial production had increased significantly from a year earlier, reaffirming expectations that demand from China would stay strong. Additional gains of approximately 4.2% were experienced within the global stock index markets primarily during the first and fourth quarters from long positions in U.S., European, and Pacific Rim stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded further gains during April, July, August, October, November, and December as prices moved higher amid positive performance in the technology and banking sectors and consistently strong economic data out of China and Japan. During the fourth quarter, European equity index futures prices moved higher due to consistent merger and acquisition activity, as well as strong performance in the automobile, industrial, and technology sectors, resulting in further gains from long positions. Meanwhile, U.S. equity prices rose after the U.S. Federal Reserve?s decision to hold interest rates steady in October and its assessment that the U.S. economy would continue to expand in the near-term albeit at a slower pace. Additional gains of approximately 2.4% were experienced within the global


       interest rate markets during the first quarter from short positions in U.S. and European interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. U.S. and European fixed-income futures continued to move lower into the second quarter following the release of stronger than expected economic data out of the U.S. and the Euro-Zone. During October, U.S. fixed-income futures prices declined amid weak demand after U.S. economic reports showed unexpected strength in retail sales, business inventories, and consumer sentiment, while European fixed-income futures prices continued to decline on speculation of another European Central Bank interest rate hike after government reports showed higher industrial production in France and Italy. Finally, in November, newly established long positions in European fixed-income futures resulted in gains as prices rose after the release of data indicating that economic expansion in the Euro-Zone might have peaked during the first half of the year. Smaller gains of approximately 1.7% were recorded within the agricultural markets primarily during the fourth quarter from long positions in corn futures as prices moved higher after the U.S. Department of Agriculture?s reduction of its world ending stock estimate, increased demand from ethanol producers, and news that Argentina, one of the world?s major corn


       producers, would suspend new export orders.  Elsewhere in the agricultural complex, long positions in coffee futures resulted in gains primarily during November as prices moved higher on speculation that inventories might be insufficient to satisfy growing demand. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 0.4% in the currency markets from positions in the Japanese yen and Swiss franc relative to the U.S. dollar. During the first half of the year, long positions in the U.S. dollar versus the Swiss franc and Japanese yen experienced losses as the value of the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar as strong economic data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank would raise interest rates. Losses were extended during October as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Growth, as well as a faster than expected decline in consumer core inflation. Smaller losses in the currency markets were experienced from both short and long positions in the Swedish krona versus the U.S. dollar as the

       value of the Swedish krona moved without consistent
direction throughout a majority of the year. Finally, losses of approximately 0.4% were incurred within the energy markets during February, May, August, and December from both short and long positions in heating oil futures as prices experienced short-term volatility due to conflicting news regarding supply and demand. Smaller losses were recorded during October from long positions in gasoline futures as prices weakened due to uncertainty regarding OPEC?s plan to cut production, as well as a lower demand forecast.

The Partnership recorded total trading results including interest income totaling $12,799,043 and expenses totaling $18,345,010, resulting in a net loss of $5,545,967 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $14.56 at December 31, 2004, to $14.18 at December 31, 2005.
Total redemptions and subscriptions for the year were $39,680,923 and $31,611,503, respectively, and the Partnership?s ending capital was $169,625,738 at December 31, 2005, a decrease of $13,615,387 from ending capital at December 31, 2004, of $183,241,125.

The most significant trading losses of approximately 11.2% were incurred in the currency markets throughout much of the year from U.S. dollar positions versus a variety of foreign currencies.

       During January, long positions in the Japanese yen and
Australian dollar versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid improvements in U.S. trade deficit numbers, higher U.S. interest rates, and China?s reluctance to re-value the yuan. Short positions in the Swiss franc and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concerns for the U.S. Current-Account deficit, a larger than expected drop in January leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Canadian dollar, Japanese yen, Australian dollar, Swiss franc, and euro versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar?s value remained volatile due to speculation on the U.S. Federal Reserve?s interest rate policy, high oil prices, and weak U.S. economic data. During May, losses were recorded from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most foreign currencies declined with the euro, which dropped in response to weaker than expected French economic data. During June, losses stemmed from positions

       in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter part of the month. Additional losses stemmed from long Japanese yen positions during mid-June, as well as from short Canadian dollar positions. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses followed the release of positive U.S. economic data, particularly from long positions in the British pound and Australian dollar against the U.S. dollar. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc, recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During the fourth quarter, losses resulted from short positions in European currencies, particularly the euro and Swiss franc, versus the U.S. dollar as their values moved higher in response to a rise in the euro-zone Organization for Economic Cooperation & Development?s leading indicator to 106 in August from a July figure of 105.5. European currency values also moved higher with the euro, which was boosted by expectations that the
       European Central Bank would raise interest rates in the following year. Additional losses resulted from long positions in the Canadian dollar versus the U.S. dollar. Finally, losses were also incurred from long positions in the Australian dollar versus the U.S. dollar, as the Australian dollar initially weakened in response to volatile gold prices, as well as from short U.S. dollar positions against the British pound. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 6.9% recorded in metals primarily during the third and fourth quarters from long futures positions in base metals. During the third quarter, long futures positions in zinc, aluminum, and copper were profitable as prices strengthened amid supply tightness and strong demand from China. Long futures positions in zinc, aluminum, and copper continued to record gains during the fourth quarter as prices trended higher on news of consistently strong demand from India, China, and the Middle East combined with tight market supply. In the agricultural markets, gains of approximately 2.5% were recorded primarily during November and December from long futures positions in sugar after prices rose in response to divisions among European Union countries over a proposal to cut sugar export prices. Gains of approximately 1.3% were recorded in global stock indices primarily during July, September, and November from long positions in European and Pacific Rim stock index futures.
During July, Japanese equity prices initially increased on
       positive economic data out of Japan and better than
expected Japanese corporate earnings. Prices strengthened further after China reformed its U.S. dollar currency peg policy. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. During November, long positions in European and Japanese stock index futures experienced gains as markets reacted positively to weak energy prices and strong U.S. equity prices. European markets prices were also pulled higher on strong corporate earnings, while Japanese equity markets were buoyed by optimism about the future of the Japanese economy. Gains of approximately 1.1% were recorded in the energy markets primarily during the third quarter from long futures positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher towards the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush?s energy bill. During August, long futures positions continued to benefit as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs. Smaller gains of approximately 0.4% were achieved
       in the global interest rate markets during the second and fourth quarters from positions in European and Japanese interest rate futures. During the second quarter, long positions in European interest rate futures positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds had experienced significant trading losses, refusals by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker than expected French consumer spending data, and higher oil prices. Long Japanese interest rate futures positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to rise during June after the release of weak Japanese economic data. During the fourth quarter, short positions in short-term European interest rate futures experienced gains as euribor prices trended lower following the European Central Bank President Jean-Claude Trichet's comments confirming that the European Central Bank would continue to combat rising inflation.

The Partnership recorded total trading results including interest income totaling $17,867,892 and expenses totaling $16,619,078, resulting in net income of $1,248,814 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased

       from $14.31 at December 31, 2003, to $14.56 at December 31,
2004.

Total redemptions and subscriptions for the year were $13,839,146 and $74,561,018, respectively, and the Partnership?s ending capital was $183,241,125 at December 31, 2004, an increase of $61,970,686 from ending capital at December 31, 2003, of $121,270,439.

The most significant trading gains of approximately 8.3% were recorded in the agricultural markets, primarily during the first five months of the year, from long futures positions in soybeans and its related products, corn, and sugar. During the first quarter, soybean and corn prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar also benefited as prices rallied during April and June amid diminished market supply, increased demand, and inflation concerns. In the metals markets, gains of approximately 4.7% were recorded primarily during the first quarter and the final two months of the year, from long futures positions in base metals. During the first quarter, prices trended higher due to a declining U.S. dollar and increased demand from Asia. During September, long base metals futures positions benefited as prices moved higher in response to continued demand from China and reports of lower than expected inventories. During November and December, long base metals positions continued to profit from the decline in the U.S.
       dollar.  Relatively smaller Partnership gains of
approximately 1.0% achieved in the global interest rate markets occurred primarily during the first and third quarters of the year from long positions in European interest rate futures. During the first quarter, long positions profited as global bond prices rallied in response to a lack of inflation and the European Central Bank?s decision not to increase interest rates.
 Prices also trended higher during March amid uncertainty in the equity markets, disappointing U.S. economic data, and safe-haven buying following the terrorist attack in Madrid. During the third quarter, long European interest rate futures positions profited after prices trended higher amid rising oil prices, a drop in equity prices, and concern for economic growth. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 2.0% incurred in the global stock index markets, primarily during the first and third quarters of the year. During the first quarter, long European and Japanese equity index futures positions were unprofitable as equity prices dropped during February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty. During the third quarter, long European, Asian, and U.S. stock index futures experienced losses as prices reversed lower during July due to the release of disappointing U.S. employment data, surging energy prices, and concern for potential terrorist attacks. Losses of approximately 0.7% in the currency markets resulted primarily during the first and third quarters.
       During the first quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan weakened the yen through currency market intervention activity. During the third quarter, long European currency positions, such as the Swiss franc and Norwegian krone versus the U.S. dollar, generated negative performance as the U.S. dollar reversed higher amid upbeat market sentiment. Smaller losses of approximately 0.6% were recorded in the energy markets, primarily during the second quarter and the month of November. During the second quarter, losses resulted from long futures positions in crude oil and its related products and natural gas as energy prices declined in response to increases in output and energy reserves. During November, long positions in natural gas experienced losses as prices reversed sharply lower amid hefty reserves and seasonally moderate temperatures.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.


       Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energies, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisors? internal controls, the Trading Advisors must comply with the Partnership?s trading

       policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk.
There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or

       clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully

       weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on foreign currency forward contracts and MSCG as the counterparty on options on the foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.


Inflation has not been a major factor in the Partnership?s operations.





       New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to

       apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.


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

       The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk.

Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

       provided for such statements by the Private Securities
Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio

       value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Partnership?s total capitalization was approximately $209 million and $170 million, respectively.

Primary Market 	  December 31, 2006	     December 31, 2005
Risk Category	         Value at Risk	       Value at Risk

Equity				   (0.88)%			 (1.46)%

Currency			 	   (0.67)				 (0.53)

Interest Rate			   (0.24)     			 (0.22)

Commodity				   (1.57)     			 (1.79)

Aggregate Value at Risk	   (2.14)%		  	 (2.44)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of

       currency and the Aggregate Value at Risk listed above.  The
Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category        High       Low       Average
Equity						(1.23)%	 (0.70)%	  (0.89)%
Currency						(0.67)	 (0.35)	  (0.50)
Interest Rate 					(0.76)	 (0.21)	  (0.37)
Commodity  					(2.10)	 (1.57)	  (1.79)
Aggregate Value at Risk  		(2.69)%	 (1.92)%	  (2.19)%





       In the quarter-end reporting periods prior to September
30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end reporting periods during calendar year 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.




       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute

       forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The third largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7

       countries consist of France, the U.S., Britain, Germany,
Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At December 31, 2006, the Partnership?s primary exposures were to the DAX (Germany), NIKKEI 225 (Japan), Hang Seng (China), S&P 500 (U.S.), NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At December 31, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2006, the Partnership?s major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor

       currencies.  Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At December 31, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates.
However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.



       Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at December 31, 2006, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, corn, cotton, soybean meal, soybeans, wheat, soybean oil, rubber, rough rice, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	The second largest market exposure of the
Partnership at December 31, 2006, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, and copper. The Partnership also had exposure to precious metals, such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy

       exposure was shared primarily by futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns, and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in euros, Japanese yen, British pounds, Hong Kong dollars, Canadian dollars, and Swiss franc. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.




       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter	Total Trading Results         Net	        Net Income/
Ended	   including interest income  Income/(Loss)   (Loss) Per Unit

2006
March 31 		$ 24,410,672	     $ 17,585,840		  $ 1.48
June 30	   	  17,117,577	       10,768,053		    0.91
September 30	 (11,443,378)	      (15,707,737)		   (1.31)
December 31	  27,523,091	       23,006,117		    1.89

Total			$ 57,607,962 	     $ 35,652,273		  $ 2.97


2005
March 31 		$ (7,718,402)	     $(12,643,570)		  $(0.99)
June 30	   	  (2,689,402)	       (6,996,443)		   (0.54)
September 30	   4,324,832	          665,340		    0.06
December 31	  18,882,015	       13,428,706		    1.09

Total			$ 12,799,043 	     $ (5,545,967)		  $(0.38)



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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.


       Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.


Item 9B.  OTHER INFORMATION
     None.











       PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth
Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran

       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer.

       Additionally, Mr. Handler also serves as Chairman of the
Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group?s Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail
Options and Transactional Futures of Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the

       Options Strategy/Trading team.  In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and

       the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee.
One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial

       Advisory Center, including the Retail Client Relationship
Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head Of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate

       School of Business in 1998 and a B.A. in finance from
Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.
All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.

Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

       The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/our commitment/ code of conduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        	MANAGEMENT AND RELATED SECURITY HOLDER MATTERS


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2006,
Demeter owned 130,584.135 Units of general partnership interest, representing a 1.07 percent interest in the Partnership.

(c)  Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE


Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $11,319,725 for the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2006.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $57,928 for the year ended December 31, 2006, and $58,741 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.













       PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2006, 2005, and 2004.

-	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2006 and 2005.

-	Statements of Operations, Changes in Partners? Capital, and
Cash Flows for the years ended December 31, 2006, 2005, and
2004.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

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

					MORGAN STANLEY SPECTRUM STRATEGIC L.P.
						(Registrant)

					BY:	Demeter Management Corporation,
						General Partner


March 8, 2007			BY: /s/	Walter Davis
						 	Walter Davis,
							President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.



BY: /s/ 	Walter Davis	                    		March 8, 2007
	  	Walter Davis, President

    /s/    Frank Zafran	             		March 8, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 8, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 8, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren	                 		March 8, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 8, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein		           		March 8, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 8, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 8, 2007
	    	Lee Horwitz, Chief Financial Officer

EXHIBIT INDEX
ITEM

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership?s Prospectus, dated May 1, 2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 4, 2006 and to pages S-122
? S-124 of the Supplement dated January 18, 2007, to that Prospectus, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on January 24, 2007.

3.02	Certificate of Limited Partnership, dated April 18,
1994, is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1
(File No. 33-80146) filed with the Securities and Exchange Commission on June 10, 1994.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 6, 1999 (changing its name from
Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.04 of the Partnership?s
Registration Statement (File No. 333-3222) filed with the Securities and Exchange Commission on April 12,
1999.

3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Strategic
L.P.), is incorporated by reference to Exhibit 3.01 of
the Partnership?s Form 8-K (File No. 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
10.02	Management Agreement, dated as of November 1, 1994,
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated May 1, 2006, as filed with
the Securities and Exchange Commission pursuant to Rule
424 (b)(3) under the Securities Act of 1933 on May 4,
2006.
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

10.14 Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated May 1,
2006, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3)under the Securities Act of 1933 on May 4, 2006.
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
   10.16	 Commodity Futures Customer Agreement between MS&Co. and
the Partnership, and acknowledged and agreed to by
Morgan Stanley DW, dated as of June 6, 2000, is
incorporated by reference to Exhibit 10.02 of the
Partnership?s Form 8-K (File No. 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
   10.17	 Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership?s Form 8-K (File
No. 0-26280) filed with the Securities and Exchange
Commission on November 1, 2001.
   10.18	 Foreign Exchange and Options Master Agreement between
MS&Co. and the Partnership, dated as of April 30, 2000,
is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26280) filed with
the Securities and Exchange Commission on November 1,
2001.
   10.19	 Securities Account Control Agreement among the Partner-
hip, MS&Co., and Morgan Stanley DW, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.03 of
the Partnership?s Form 8-K (File No. 0-26280) filed
with the Securities and Exchange Commission on November
1, 2001.
   10.20	 Foreign Exchange and Options Master Agreement between
Morgan Stanley Capital Group Inc. and the Partnership,
dated as of September 27, 2004, is incorporated by
reference to Exhibit 10.20 of the Partnership?s Form 10Q
(File No. 0-26280) for the quarterly period ended
September 30, 2004 and filed with the Security and
Exchange Commission on November 15, 2004.
   13.01	 December 31, 2006, Annual Report to Limited Partners is
filed herewith.

   31.01	 Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management Corpor-
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

 December 31, 2006
 Annual Report

[LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.



                     1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003 2004   2005  2006
FUND                  %       %     %      %      %    %     %    %    %       %      %      %     %    %      %     %
--------------------------------------------------------------------------------------------------------------------------
Spectrum Currency.    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4 (8.0) (18.3) (3.4)
                                                                            (6 mos.)
--------------------------------------------------------------------------------------------------------------------------
Spectrum Global
 Balanced.........    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2  (5.6)  4.2    2.4
                                        (2 mos.)
--------------------------------------------------------------------------------------------------------------------------
Spectrum Select...   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6  (4.7) (5.0)   5.9
                   (5 mos.)
--------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0  1.7  (2.6)  20.9
                                        (2 mos.)
--------------------------------------------------------------------------------------------------------------------------
Spectrum Technical    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0  4.4  (5.4)   5.4
                                        (2 mos.)
--------------------------------------------------------------------------------------------------------------------------

                   INCEPTION-  COMPOUND
                    TO-DATE   ANNUALIZED
                     RETURN     RETURN
FUND                   %          %
----------------------------------------
Spectrum Currency.   13.8        2.0

----------------------------------------
Spectrum Global
 Balanced.........   56.0        3.7

----------------------------------------
Spectrum Select...   190.6       7.2

----------------------------------------
Spectrum Strategic   71.5        4.5

----------------------------------------
Spectrum Technical   135.7       7.3

----------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
(212) 905-2700

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2006

Dear Limited Partner:
  This marks the seventh annual report for Morgan Stanley Spectrum Currency L.P., the thirteenth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P., and the sixteenth annual report for Morgan Stanley Spectrum Select L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum funds ("Fund(s)") as of December 31, 2006 was as follows:

                                                    % CHANGE
                    FUNDS                    N.A.V. FOR YEAR
                    ----------------------------------------
                    Spectrum Currency        $11.38  (3.4)%
                    ----------------------------------------
                    Spectrum Global Balanced $15.60    2.4%
                    ----------------------------------------
                    Spectrum Select          $29.06    5.9%
                    ----------------------------------------
                    Spectrum Strategic       $17.15   20.9%
                    ----------------------------------------
                    Spectrum Technical       $23.57    5.4%
                    ----------------------------------------

  Since its inception in July 2000, Spectrum Currency has returned 13.8% (a compound annualized return of 2.0%). Since their inception in November 1994, Spectrum Global Balanced has returned 56.0% (a compound annualized return of 3.7%), Spectrum Strategic has returned 71.5% (a compound annualized return of 4.5%), and Spectrum Technical has returned 135.7% (a compound annualized return of 7.3%). Since its inception in August 1991, Spectrum Select has returned 190.6% (a compound annualized return of 7.2%).

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

Sincerely,

/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Spectrum Currency L.P.
Morgan Stanley Spectrum Global Balanced L.P.
Morgan Stanley Spectrum Select L.P.
Morgan Stanley Spectrum Strategic L.P.
Morgan Stanley Spectrum Technical L.P.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2006
                                -----------------------
Australian dollar                       0.07%
British pound                           6.07%
Euro                                    0.90%
Japanese yen                           -2.29%
Swiss franc                            -5.95%
Minor Currencies                        0.76%


Note:Reflects trading results only and does not include fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New
     Zealand dollar, Australian dollar, Polish zloty, Brazilian real, Norwegian krone, and Czech koruna.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses resulted from short positions in the Swiss franc and Japanese yen against the U.S. dollar. During January and February, the Swiss franc rose after strong economic data out of Switzerland, while the value of the Japanese yen increased on speculation that the Bank of Japan would raise interest rates in the following months. During April, further losses were recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc strengthened on geopolitical tensions in the Middle East, while the value of the U.S. dollar was pressured lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets. Further losses were experienced towards the end of October and during November from long positions in the U.S. dollar relative to the Swiss franc and Japanese yen as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Meanwhile, the Japanese yen strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency in the previous quarter, while the Swiss franc strengthened in tandem with the euro. Additional losses

MORGAN STANLEY SPECTRUM CURRENCY L.P.

 were experienced primarily during May and June from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved lower on political uncertainty out of Brazil. Finally, losses were recorded throughout the year from both short and long positions in the Mexican peso, Polish zloty, and Norwegian krone versus the U.S. dollar as the value of these currencies moved without consistent direction.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains for the year were recorded from positions in the British pound, New Zealand dollar, and Singapore dollar versus the U.S. dollar. Long positions in the British pound versus the U.S. dollar experienced gains throughout the second half of the year as the value of the British pound increased on consistently strong economic data out of the United Kingdom, spurring the Bank of England to lift its key interest rate to 5.0% by the end of the year. Elsewhere, smaller gains resulted from long positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar benefited from the U.S. dollar's weakness, particularly during April, May, and November. During the fourth quarter, the value of the U.S. dollar continued to move lower against most of its rivals on news that China, the world's largest holder of foreign-exchange reserves, would begin to more aggressively diversify its reserves away from the U.S. currency. Also weighing on the U.S. dollar were concerns of a slowing U.S. economy after reports showed an increase in jobless claims, while consumer sentiment unexpectedly weakened. Elsewhere, short positions in the New Zealand dollar versus the U.S. dollar experienced gains during March as the value of the New Zealand dollar moved lower on expectations for an economic slow-down in New Zealand. However, during the fourth quarter, gains were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar reversed higher after manufacturing sales figures added to evidence that the New Zealand economy was expanding fast enough to spur the Reserve Bank of New Zealand to raise interest rates in 2007.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

                                     [CHART]

                                  Year ended December 31, 2006
                                  ----------------------------
Currencies                                   0.19%
Interest Rates                              -3.41%
Stock Indices                                5.79%
Energies                                    -0.85%
Metals                                       1.15%
Agriculturals                               -0.59%

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index sector during January and March from long positions in U.S., European, and Japanese equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, additional gains were experienced from long positions in U.S. and European equity index futures as prices advanced after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence and data showing increased merger and acquisition activity and solid corporate earnings in Europe. During October, gains continued from long positions in U.S. and European stock index futures as prices moved higher amid declining energy prices and stronger than expected third quarter earnings. In addition, U.S. equity index futures prices rose after the U.S. Federal Reserve's decision to hold interest rates steady and its assessment that the U.S. economy would continue to expand in the near-term but at a slower pace. Finally, gains were experienced during December from long positions in U.S. and European equity index futures as prices continued to move higher amid optimism about the future of the global economy.

.. Further gains were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China,

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

 and acceleration in global demand. During October, long positions in zinc futures resulted in further gains as prices rose amid labor protests in producer countries and news that inventories tracked by the London Metal Exchange declined more than expected. Additional gains were recorded in December from short positions in copper futures as prices dropped after industrial output unexpectedly fell in the Euro-Zone countries, signaling reduced demand for the metal.

.. Smaller gains were recorded in the currency markets, primarily from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa's Current-Account deficit had widened to a 24-year high and on expectations that the country's Gross Domestic Product growth would be weaker than expected. During September, short positions in the Norwegian krone versus the euro resulted in additional gains as the value of the Norwegian krone moved lower on investor concern that a prolonged decline in oil prices might negatively affect the Norwegian economy. In addition, gains were experienced from long positions in the euro against the U.S. dollar as the value of the U.S. dollar hit a 20-month low against the euro in November due to expectations that the European Central Bank would continue to raise interest rates and a marginal decline in unemployment within Germany and France.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were recorded in the global interest rate sector. In January, short and long positions in European and U.S. fixed-income futures incurred losses as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rates as fixed-income prices reversed higher during the second quarter after weakness in the equity markets created strong demand for the safe-haven of fixed-income investments. European interest rates were also pushed higher after the May "ZEW" Institute survey showed investor confidence in Germany falling for a fourth straight month. During June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan would raise interest rates and end its "zero-interest-rate" policy. Losses were extended in October and December from long positions in U.S., European, and Japanese fixed-income futures as prices moved lower amid overall strength in the equity markets and speculation of further interest rate hikes by the U.S. Federal Reserve, European Central Bank, and Bank of Japan as a result of robust global economic data.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

.. Further losses were recorded in the energy markets during March from short positions in gas oil futures as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. In May, newly established long positions in gas oil experienced additional losses as prices fell after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Gas oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran, resulting in additional losses from long positions. During October and November, short positions in natural gas futures incurred losses as prices reversed higher on speculation of increased demand after near-term weather forecasts called for colder weather in much of the U.S. Losses were also recorded from long positions in gas oil futures as prices weakened due to uncertainty regarding OPEC's plan to cut production, as well as a lower demand forecast. In December, long positions in gas oil futures resulted in losses as prices weakened amid mild winter temperatures across the U.S. Northeast.

.. Smaller losses were incurred in the agricultural markets, during July, from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Finally, losses were incurred from both short and long positions in corn and lean hog futures as prices moved without consistent direction throughout a majority of the year due to conflicting news regarding supply and demand.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM SELECT L.P.

                       [CHART]

                                      Year Ended
                                  December 31, 2006
                                -----------------------
Currencies                               0.03%
Interest Rates                           1.31%
Stock Indices                            5.59%
Energies                                -1.08%
Metals                                   6.12%
Agriculturals                           -1.70%


Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the metals markets primarily during the first six months of the year from long futures positions in copper, nickel, zinc, and aluminum as base metals prices rallied on strong global demand and reports of falling inventories. Further gains in the metals markets were experienced from long positions in gold and silver futures as prices reached 25-year highs, benefiting from strong demand and lagging supply. Demand for precious metals increased on continued geopolitical concerns, inflation fears, and consistent demand from foreign central banks. In addition, silver prices were pressured higher after news that a silver-backed Exchange Traded Fund would launch. Gains were extended during October from long positions in base metals as prices continued to trend higher amid labor protests in producer countries and news that inventories had declined more than expected. Additionally, prices were pressured higher after the National Bureau of Statistics said that China's industrial production had increased significantly from a year earlier, reaffirming expectations that demand from China would stay strong.

.. Additional gains were recorded within the global stock index markets from long positions in European, U.S., and Pacific Rim stock index futures as global equity prices trended higher throughout the first quarter on strong corporate earnings and

MORGAN STANLEY SPECTRUM SELECT L.P.

 solid economic data. Long positions in Hong Kong equity index futures also recorded gains as prices moved higher during April and July on positive performance in the technology sector, speculation that the U.S. Federal Reserve could be near the end of its interest rate tightening campaign, and news that Gross Domestic Product in China had surged to 10.9% in the first six months of the year. Further gains in the global stock index futures markets were experienced during September from long positions in European equity index futures as prices were supported higher on merger and acquisition activity and solid corporate earnings. During the fourth quarter, further gains were recorded from long positions in U.S., European, and Pacific Rim equity index futures as prices continued to move higher amid the U.S. Federal Reserve's decision to hold interest rates steady, consistent merger and acquisition activity, and news of the world's largest initial public offering in China.

.. Smaller gains were experienced within the global interest rates sector, primarily during March and April, from short positions in U.S. and European interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union might rise in order to combat inflation. U.S. fixed-income futures continued to move lower into the second quarter following the release of consistently strong U.S. economic data resulting in further gains from short positions. Finally, during November, gains were recorded from long positions in U.S. fixed-income futures as prices moved higher on new concerns of a slowing U.S. economy after reports showed an increase in jobless claims, while consumer sentiment unexpectedly weakened.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were recorded in the agricultural markets from positions in wheat, soybeans, and cocoa futures. Long positions in wheat futures incurred losses as prices fell in March, April, and June on forecasts for favorable weather in U.S. wheat-growing regions, while short futures positions in soybeans recorded losses as prices moved higher in March on speculative buying and increased demand. During the third quarter, losses were incurred primarily during July from long futures positions in wheat and soybean oil as prices decreased on forecasts of improved weather conditions across the growing regions of the U.S. Additional losses were incurred during July from long positions in cocoa futures as prices reversed lower on news from the International Cocoa Organization that global supplies were still adequate to meet demand. Further losses in the agricultural markets were experienced during October, November, and December from

MORGAN STANLEY SPECTRUM SELECT L.P.

 both short and long positions in the soybean complex as prices moved without consistent direction due to conflicting news regarding supply and demand.

.. Smaller losses were incurred within the energy markets throughout the year from futures positions in crude oil and its related products, as well as in natural gas. During February, long futures positions in crude oil and its related products recorded losses as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Further losses were recorded during March from short futures positions in crude oil and its related products as prices reversed higher early in the month on supply fears. During May, losses were incurred from long futures positions in crude oil and its related products as prices fell after supply data showed an increase in domestic inventories. Further losses were incurred from short positions in natural gas as prices moved higher on fears of a possible supply shortage. During June, newly established long positions in natural gas futures recorded losses as prices reversed lower on reports of a supply surplus and fears of a slowing global economy. During July and August, losses were also experienced from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. In addition, prices were pressured lower after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that the OPEC had reduced its 2006 oil demand growth forecast. Finally, during November, losses were incurred from newly established short positions in crude oil futures and its related products as prices moved higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

                                     [CHART]

                                  Year ended December 31, 2006
                                  ----------------------------
Currencies                                  -0.42%
Interest Rates                               2.44%
Stock Indices                                4.24%
Energies                                    -0.36%
Metals                                      22.87%
Agriculturals                                1.66%

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the metals markets throughout the first half of the year from long positions in copper, zinc, and aluminum futures as base metals prices rallied on strong global demand, particularly from China, and reports of falling inventories. Elsewhere in the metals markets, long positions in gold futures experienced additional gains as prices reached 25-year highs amid continued geopolitical concerns, inflation concerns, and consistent demand from foreign central banks. Further gains were experienced from long positions in silver futures as prices moved higher due to the aforementioned factors that affected gold, as well as on news that a silver-backed Exchange Traded Fund would launch. Gains were extended during October from long positions in zinc and aluminum futures as base metals prices continued to trend higher amid labor protests in producer countries and news that inventories declined more than expected. Additionally, prices were pressured higher after the National Bureau of Statistics said that China's industrial production had increased significantly from a year earlier, reaffirming expectations that demand from China would stay strong.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

.. Additional gains were experienced within the global stock index markets primarily during the first and fourth quarters from long positions in U.S., European, and Pacific Rim stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded further gains during April, July, August, October, November, and December as prices moved higher amid positive performance in the technology and banking sectors and consistently strong economic data out of China and Japan. During the fourth quarter, European equity index futures prices moved higher due to consistent merger and acquisition activity, as well as strong performance in the automobile, industrial, and technology sectors, resulting in further gains from long positions. Meanwhile, U.S. equity prices rose after the U.S. Federal Reserve's decision to hold interest rates steady in October and its assessment that the U.S. economy would continue to expand in the near-term albeit at a slower pace.

.. Additional gains were experienced within the global interest rate markets during the first quarter from short positions in U.S. and European interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. U.S. and European fixed-income futures continued to move lower into the second quarter following the release of stronger than expected economic data out of the U.S. and the Euro-Zone. During October, U.S. fixed-income futures prices declined amid weak demand after U.S. economic reports showed unexpected strength in retail sales, business inventories, and consumer sentiment, while European fixed-income futures prices continued to decline on speculation of another European Central Bank interest rate hike after government reports showed higher industrial production in France and Italy. Finally, in November, newly established long positions in European fixed-income futures resulted in gains as prices rose after the release of data indicating that economic expansion in the Euro-Zone might have peaked during the first half of the year.

.. Smaller gains were recorded within the agricultural markets primarily during the fourth quarter from long positions in corn futures as prices moved higher after the U.S. Department of Agriculture's reduction of its world ending stock estimate, increased demand from ethanol producers, and news that Argentina, one of the world's major corn producers, would suspend new export orders. Elsewhere in the agricultural complex, long positions in coffee futures resulted in gains primarily during November as prices moved higher on speculation that inventories might be insufficient to satisfy growing demand.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:


.. Trading losses for the year were experienced in the currency markets from positions in the Japanese yen and Swiss franc relative to the U.S. dollar. During the first half of the year, long positions in the U.S. dollar versus the Swiss franc and Japanese yen experienced losses as the value of the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve's interest rate tightening campaign. In addition, the Japanese yen and Swiss franc moved higher against the U.S. dollar as strong economic data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank would raise interest rates. Losses were extended during October as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Smaller losses in the currency markets were experienced from both short and long positions in the Swedish krona versus the U.S. dollar as the value of the Swedish krona moved without consistent direction throughout a majority of the year.

.. Finally, losses were incurred within the energy markets during February, May, August, and December from both short and long positions in heating oil futures as prices experienced short-term volatility due to conflicting news regarding supply and demand. Smaller losses were recorded during October from long positions in gasoline futures as prices weakened due to uncertainty regarding OPEC's plan to cut production, as well as a lower demand forecast.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

                                     [CHART]

                                  Year ended December 31, 2006
                                  ----------------------------
Currencies                                  -1.07%
Interest Rates                               0.33%
Stock Indices                                9.68%
Energies                                    -3.26%
Metals                                       8.42%
Agriculturals                               -2.75%

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index markets primarily during January, March, April, and July from long positions in Pacific Rim, European, and U.S. stock index futures as prices trended higher on strong corporate earnings and solid global economic data. In addition, Pacific Rim equity index futures prices moved higher during July on news that Gross Domestic Product in China had surged to 10.9% in the first six months of the year. During September, additional gains were experienced from long positions in European equity index and U.S. equity index futures as prices increased on falling energy prices. Furthermore, U.S. equity index futures moved higher after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence in September, while European equity index futures prices were supported higher on merger and acquisition activity. During the fourth quarter, global stock indices continued to rally amid declining energy prices and optimism about the future of the global economy, resulting in further gains from long positions. Additionally, Australian stock index futures prices increased on speculation that strong commodity prices in 2007 might have a positive effect on the Australian economy.

.. Additional gains were experienced in the metals markets throughout the first half of the year from long positions in copper, zinc, and aluminum futures as base metals prices

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

 rallied on strong global demand and on reports of falling inventories. Within precious metals, long positions in gold and silver futures experienced gains as gold and silver prices reached 25-year highs in May, benefiting from strong demand and lagging supply, continued geopolitical concerns regarding Iran's nuclear program, and consistent demand from foreign central banks. During October, gains were experienced in zinc and aluminum futures as prices continued to trend higher amid labor protests in producer countries and news that inventories declined more than expected. Prices were also pressured higher after the National Bureau of Statistics said that China's industrial production had increased 16.1% in September from a year earlier, reaffirming expectations that demand from China would stay strong.

.. Smaller gains were recorded in the global interest rates markets primarily during the first and second quarters from short positions in U.S., European, and Australian fixed-income futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Australia would rise in order to combat inflation. In addition, U.S. fixed-income futures prices were pressured lower following the release of stronger than expected U.S. economic data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve, while German fixed-income futures prices declined amid rising equity prices and solid economic data out of the Euro-Zone.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses for the year were experienced within the energy markets during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. During August and September, long futures positions in crude oil and its related products incurred additional losses as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected and the U.S. Department of Labor reported an unexpected climb in domestic gasoline supplies. Prices were pressured lower during October due to uncertainty regarding OPEC's plan to cut production, as well as a lower demand forecast, resulting in additional losses from long positions. During November, short futures positions in crude oil and its related products incurred further losses as prices reversed higher on supply concerns. Additionally, short positions in natural gas futures resulted in losses during November as prices reversed

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

 higher on colder temperatures forecasted in the U.S. and expectations of a decline in domestic inventories.

.. Additional losses were recorded within the agricultural markets during second and third quarters, primarily from short positions in live cattle futures as prices moved higher on strong demand and technically-based buying. Meanwhile, losses were incurred during July and August from long positions in cocoa futures as prices fell on news from the International Cocoa Organization that global supplies were adequate to meet demand. Elsewhere in the agricultural complex, losses were incurred from short positions in soybean and soybean meal futures as prices rose during October on news of a smaller than expected crop from Brazil.

.. Smaller losses were incurred within the currency markets, primarily during the first half of the year, from short positions in the Swiss franc and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve's interest rate tightening campaign. In addition, the Swiss franc and Japanese yen moved higher against the U.S. dollar as strong economic data out of Switzerland and Japan increased speculation that the Swiss National Bank and Bank of Japan would raise interest rates. Additionally, the Swiss franc moved higher on political tensions in the Middle East, which increased the demand for the safe-haven currency. Elsewhere in the currency markets, losses were experienced from both short and long positions in the Norwegian krone relative to the U.S. dollar as the value of the Norwegian krone moved without consistent direction throughout a majority of the year.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz
Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
February 28, 2007

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnerships and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2007

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnerships modified their classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2007

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    -------------------------
                                                        2006         2005
                                                    ------------ ------------
                                                         $            $
                                    ASSETS
  Equity in futures interests trading accounts:
   Unrestricted cash                                 162,737,117  207,952,625
   Restricted cash                                       --           --
                                                    ------------ ------------
     Total Cash                                      162,737,117  207,952,625

   Net unrealized gain on open contracts (MS & Co.)    4,534,033    6,202,194
                                                    ------------ ------------
     Total Trading Equity                            167,271,150  214,154,819
  Subscriptions receivable                               759,216    1,355,204
  Interest receivable (Morgan Stanley DW)                560,751      559,983
                                                    ------------ ------------
     Total Assets                                    168,591,117  216,070,006
                                                    ============ ============

                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                  4,643,347    6,346,278
  Accrued brokerage fees (Morgan Stanley DW)             626,181      862,131
  Accrued management fees                                272,253      374,840
                                                    ------------ ------------
     Total Liabilities                                 5,541,781    7,583,249
                                                    ------------ ------------
  PARTNERS' CAPITAL
  Limited Partners (14,173,942.826 and
   17,508,991.514 Units, respectively)               161,303,764  206,199,270
  General Partner (153,385.343 and
   194,237.343 Units, respectively)                    1,745,572    2,287,487
                                                    ------------ ------------
     Total Partners' Capital                         163,049,336  208,486,757
                                                    ------------ ------------
     Total Liabilities and Partners' Capital         168,591,117  216,070,006
                                                    ============ ============
  NET ASSET VALUE PER UNIT                                 11.38        11.78
                                                    ============ ============

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           2006         2005         2004
                                        ----------  -----------  -----------
                                            $            $            $
   INVESTMENT INCOME
    Interest income (Morgan Stanley DW)  6,632,240    5,391,828    2,064,338
                                        ----------  -----------  -----------

   EXPENSES
    Brokerage fees (Morgan Stanley DW)   8,151,647   10,921,579   10,011,029
    Management fees                      3,544,196    4,748,514    4,352,622
    Incentive fee                           --           --          177,763
                                        ----------  -----------  -----------
      Total Expenses                    11,695,843   15,670,093   14,541,414
                                        ----------  -----------  -----------

   NET INVESTMENT LOSS                  (5,063,603) (10,278,265) (12,477,076)
                                        ----------  -----------  -----------

   TRADING RESULTS
   Trading profit (loss):
    Realized                            (1,843,404) (28,979,835) (11,200,944)
    Net change in unrealized            (1,668,161) (10,445,759)  11,769,313
                                        ----------  -----------  -----------
      Total Trading Results             (3,511,565) (39,425,594)     568,369
                                        ----------  -----------  -----------

   NET LOSS                             (8,575,168) (49,703,859) (11,908,707)
                                        ==========  ===========  ===========

   NET LOSS ALLOCATION:
   Limited Partners                     (8,482,159) (49,177,845) (11,774,885)
   General Partner                         (93,009)    (526,014)    (133,822)

   NET LOSS PER UNIT:
   Limited Partners                          (0.40)       (2.63)       (1.25)
   General Partner                           (0.40)       (2.63)       (1.25)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     -----------------------
                                                        2006        2005
                                                     ----------- -----------
                                                         $           $
                                    ASSETS
    Equity in futures interests trading accounts:
     Unrestricted cash                                36,518,808  41,897,899
     Restricted cash                                   3,363,695   2,476,604
                                                     ----------- -----------
       Total Cash                                     39,882,503  44,374,503
                                                     ----------- -----------

     Net unrealized gain on open contracts (MS&Co.)    1,135,527     562,409
     Net unrealized gain on open contracts (MSIL)         56,239      40,229
                                                     ----------- -----------
       Total net unrealized gain on open contracts     1,191,766     602,638
                                                     ----------- -----------
       Total Trading Equity                           41,074,269  44,977,141
    Subscriptions receivable                             224,965     295,999
    Interest receivable (Morgan Stanley DW)              179,223     149,040
                                                     ----------- -----------
       Total Assets                                   41,478,457  45,422,180
                                                     =========== ===========

                       LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                  919,278     851,645
    Accrued brokerage fees (Morgan Stanley DW)           158,727     171,976
    Accrued management fees                               43,132      46,733
                                                     ----------- -----------
       Total Liabilities                               1,121,137   1,070,354
                                                     ----------- -----------
    PARTNERS' CAPITAL
    Limited Partners (2,558,814.213 and
     2,879,808.149 Units, respectively)               39,917,674  43,870,162
    General Partner (28,182.331 and
     31,618.331 Units, respectively)                     439,646     481,664
                                                     ----------- -----------
       Total Partners' Capital                        40,357,320  44,351,826
                                                     ----------- -----------
       Total Liabilities and Partners' Capital        41,478,457  45,422,180
                                                     =========== ===========
    NET ASSET VALUE PER UNIT                               15.60       15.23
                                                     =========== ===========

STATEMENTS OF OPERATIONS


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                           2006          2005           2004
                                       ------------  ------------    ----------
                                            $             $              $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)    2,044,009     1,370,806       625,965
                                       ------------  ------------    ----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)     1,987,699     2,126,114     2,332,241
   Management fees                          540,137       577,754       633,766
                                       ------------  ------------    ----------
     Total Expenses                       2,527,836     2,703,868     2,966,007
                                       ------------  ------------    ----------

  NET INVESTMENT LOSS                      (483,827)   (1,333,062)   (2,340,042)
                                       ------------  ------------    ----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                                 981,659     3,338,207     1,049,835
   Net change in unrealized                 589,128      (214,685)   (1,729,717)
                                       ------------  ------------    ----------
                                          1,570,787     3,123,522      (679,882)
   Proceeds from Litigation Settlement      --              2,230         2,296
                                       ------------  ------------    ----------
     Total Trading Results                1,570,787     3,125,752      (677,586)
                                       ------------  ------------    ----------

  NET INCOME (LOSS)                       1,086,960     1,792,690    (3,017,628)
                                       ============  ============    ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                        1,074,038     1,769,412    (2,985,362)
  General Partner                            12,922        23,278       (32,266)

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                             0.37          0.62         (0.86)
  General Partner                              0.37          0.62         (0.86)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    -------------------------
                                                        2006         2005
                                                    ------------ ------------
                                                         $            $
                                    ASSETS
   Equity in futures interests trading accounts:
    Unrestricted cash                                472,088,633  475,166,952
    Restricted cash                                   64,801,445   51,242,347
                                                    ------------ ------------
      Total Cash                                     536,890,078  526,409,299
                                                    ------------ ------------

    Net unrealized gain on open contracts (MS&Co.)    11,039,855    9,019,008
    Net unrealized gain on open contracts (MSIL)         921,756    9,166,796
                                                    ------------ ------------
      Total net unrealized gain on open contracts     11,961,611   18,185,804
                                                    ------------ ------------
      Total Trading Equity                           548,851,689  544,595,103
   Subscriptions receivable                            4,725,710    4,455,213
   Interest receivable (Morgan Stanley DW)             1,858,406    1,417,447
                                                    ------------ ------------
      Total Assets                                   555,435,805  550,467,763
                                                    ============ ============

                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                 7,988,976   13,439,853
   Accrued brokerage fees (Morgan Stanley DW)          2,727,852    2,730,072
   Accrued management fees                             1,196,492    1,295,496
                                                    ------------ ------------
      Total Liabilities                               11,913,320   17,465,421
                                                    ------------ ------------
   PARTNERS' CAPITAL
   Limited Partners (18,501,387.237 and
    19,209,338.858 Units, respectively)              537,667,844  527,198,790
   General Partner (201,460.769 and
    211,461.769 Units, respectively)                   5,854,641    5,803,552
                                                    ------------ ------------
      Total Partners' Capital                        543,522,485  533,002,342
                                                    ------------ ------------
      Total Liabilities and Partners' Capital        555,435,805  550,467,763
                                                    ============ ============
   NET ASSET VALUE PER UNIT                                29.06        27.45
                                                    ============ ============

STATEMENTS OF OPERATIONS


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  20,639,273   12,876,956    4,952,656
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   32,847,913   36,601,881   36,680,599
   Management fees                      15,437,482   15,652,447   14,450,217
   Incentive fee                            --           --        6,104,991
                                       -----------  -----------  -----------
     Total Expenses                     48,285,395   52,254,328   57,235,807
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (27,646,122) (39,377,372) (52,283,151)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             64,987,687    7,018,678   50,580,928
   Net change in unrealized             (6,224,193)   3,059,181  (21,655,342)
                                       -----------  -----------  -----------
                                        58,763,494   10,077,859   28,925,586
   Proceeds from Litigation Settlement      --           85,000       45,665
                                       -----------  -----------  -----------
     Total Trading Results              58,763,494   10,162,859   28,971,251
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                     31,117,372  (29,214,513) (23,311,900)
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                      30,776,254  (28,920,794) (23,067,010)
  General Partner                          341,118     (293,719)    (244,890)

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            1.61        (1.43)       (1.43)
  General Partner                             1.61        (1.43)       (1.43)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    -----------------------
                                                       2006         2005
                                                    ----------- -----------
                                                        $            $
                                    ASSETS
   Equity in futures interests trading accounts:
    Unrestricted cash                               172,839,122 142,187,180
    Restricted cash                                  20,250,647  19,593,820
                                                    ----------- -----------
      Total Cash                                    193,089,769 161,781,000
                                                    ----------- -----------
    Net unrealized gain on open contracts (MSIL)      9,283,006   5,662,270
    Net unrealized gain on open contracts (MS&Co.)    7,766,985   7,823,513
                                                    ----------- -----------
      Total net unrealized gain on open contracts    17,049,991  13,485,783
    Net option premiums                                 680,129        (568)
                                                    ----------- -----------
      Total Trading Equity                          210,819,889 175,266,215
   Subscriptions receivable                           2,601,546   1,351,545
   Interest receivable (Morgan Stanley DW)              670,338     445,924
                                                    ----------- -----------
      Total Assets                                  214,091,773 177,063,684
                                                    =========== ===========
                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                                3,111,834   4,515,005
   Accrued brokerage fees (Morgan Stanley DW)         1,024,464     837,558
   Accrued management fees                              478,411     381,027
   Accrued incentive fee                                --        1,704,356
                                                    ----------- -----------
      Total Liabilities                               4,614,709   7,437,946
                                                    ----------- -----------
   PARTNERS' CAPITAL
   Limited Partners (12,087,045.247 and
    11,834,304.588 Units, respectively)             207,238,137 167,774,452
   General Partner (130,584.135 Units)                2,238,927   1,851,286
                                                    ----------- -----------
      Total Partners' Capital                       209,477,064 169,625,738
                                                    ----------- -----------
      Total Liabilities and Partners' Capital       214,091,773 177,063,684
                                                    =========== ===========
   NET ASSET VALUE PER UNIT                               17.15       14.18
                                                    =========== ===========

STATEMENTS OF OPERATIONS


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)   6,908,530    4,008,536    1,602,712
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   11,319,725   11,407,747    9,860,579
   Incentive fees                        5,369,200    2,251,786    2,751,859
   Management fees                       5,266,764    4,685,477    4,006,640
                                       -----------  -----------  -----------
     Total Expenses                     21,955,689   18,345,010   16,619,078
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (15,047,159) (14,336,474) (15,016,366)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             47,135,224   (2,036,361)  21,527,423
   Net change in unrealized              3,564,208   10,826,414   (5,262,416)
                                       -----------  -----------  -----------
                                        50,699,432    8,790,053   16,265,007
   Proceeds from Litigation Settlement      --              454          173
                                       -----------  -----------  -----------
     Total Trading Results              50,699,432    8,790,507   16,265,180
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                     35,652,273   (5,545,967)   1,248,814
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                      35,264,632   (5,489,130)   1,239,931
  General Partner                          387,641      (56,837)       8,883

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            2.97        (0.38)        0.25
  General Partner                             2.97        (0.38)        0.25

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------- -----------
                                                           $            $
                                    ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                     618,802,593 591,492,563
 Restricted cash                                       113,620,432 127,922,335
                                                       ----------- -----------
   Total Cash                                          732,423,025 719,414,898
                                                       ----------- -----------
 Net unrealized gain (loss) on open contracts (MS&Co.)  30,280,000  (2,653,896)
 Net unrealized gain on open contracts (MSIL)            1,537,347  24,718,032
                                                       ----------- -----------
   Total net unrealized gain on open contracts          31,817,347  22,064,136
 Net option premiums                                        64,116      --
                                                       ----------- -----------
   Total Trading Equity                                764,304,488 741,479,034
Subscriptions receivable                                 6,849,894   8,317,319
Interest receivable (Morgan Stanley DW)                  2,538,494   1,887,334
                                                       ----------- -----------
   Total Assets                                        773,692,876 751,683,687
                                                       =========== ===========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                     11,571,388  22,863,255
Accrued brokerage fees (Morgan Stanley DW)               3,693,334   3,775,150
Accrued management fees                                  1,607,196   1,629,189
                                                       ----------- -----------
   Total Liabilities                                    16,871,918  28,267,594
                                                       ----------- -----------

PARTNERS' CAPITAL
Limited Partners (31,769,428.115 and
 32,000,561.834 Units, respectively)                   748,658,571 715,669,731
General Partner (346,372.001 Units)                      8,162,387   7,746,362
                                                       ----------- -----------
   Total Partners' Capital                             756,820,958 723,416,093
                                                       ----------- -----------
   Total Liabilities and Partners' Capital             773,692,876 751,683,687
                                                       =========== ===========

NET ASSET VALUE PER UNIT                                     23.57       22.36
                                                       =========== ===========

STATEMENTS OF OPERATIONS


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  27,915,330   17,176,811    6,171,302
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   44,839,676   49,430,024   45,508,966
   Management fees                      19,618,375   19,268,955   16,226,640
   Incentive fees                        6,762,802    2,668,447   12,132,833
                                       -----------  -----------  -----------
     Total Expenses                     71,220,853   71,367,426   73,868,439
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (43,305,523) (54,190,615) (67,697,137)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             72,015,436   19,045,879  122,928,230
   Net change in unrealized              9,753,211   (5,277,614) (19,092,460)
                                       -----------  -----------  -----------
                                        81,768,647   13,768,265  103,835,770
   Proceeds from Litigation Settlement      --            4,209        3,018
                                       -----------  -----------  -----------
     Total Trading Results              81,768,647   13,772,474  103,838,788
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                     38,463,124  (40,418,141)  36,141,651
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                      38,047,099  (39,990,714)  35,747,190
  General Partner                          416,025     (427,427)     394,461

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            1.21        (1.27)        0.99
  General Partner                             1.21        (1.27)        0.99

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003  12,139,408.225  188,042,673  2,013,247  190,055,920
    Offering of Units   8,372,327.316  114,539,377    990,000  115,529,377
    Net loss                 --        (11,774,885)  (133,822) (11,908,707)
    Redemptions        (1,557,346.356) (20,575,860)     --     (20,575,860)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  18,954,389.185  270,231,305  2,869,425  273,100,730
    Offering of Units   3,336,357.445   40,295,529    170,000   40,465,529
    Net loss                 --        (49,177,845)  (526,014) (49,703,859)
    Redemptions        (4,587,517.773) (55,149,719)  (225,924) (55,375,643)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  17,703,228.857  206,199,270  2,287,487  208,486,757
    Offering of Units   1,518,069.025   16,510,816      --      16,510,816
    Net loss                 --         (8,482,159)   (93,009)  (8,575,168)
    Redemptions        (4,893,969.713) (52,924,163)  (448,906) (53,373,069)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  14,327,328.169  161,303,764  1,745,572  163,049,336
                       ==============  ===========  =========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 2003  3,401,912.446   52,064,431  575,062   52,639,493
      Offering of Units    778,018.263   11,587,284     --     11,587,284
      Net loss                 --        (2,985,362) (32,266)  (3,017,628)
      Redemptions         (783,103.571) (11,597,531)    --    (11,597,531)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2004  3,396,827.138   49,068,822  542,796   49,611,618
      Offering of Units    345,735.053    4,999,666     --      4,999,666
      Net income               --         1,769,412   23,278    1,792,690
      Redemptions         (831,135.711) (11,967,738) (84,410) (12,052,148)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2005  2,911,426.480   43,870,162  481,664   44,351,826
      Offering of Units    258,442.402    4,021,015     --      4,021,015
      Net income               --         1,074,038   12,922    1,086,960
      Redemptions         (582,872.338)  (9,047,541) (54,940)  (9,102,481)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2006  2,586,996.544   39,917,674  439,646   40,357,320
                         =============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2003  14,565,503.079   436,666,633  4,855,851   441,522,484
   Offering of Units   7,215,873.382   208,687,672  1,540,000   210,227,672
   Net loss                 --         (23,067,010)  (244,890)  (23,311,900)
   Redemptions        (1,517,552.868)  (43,132,131)     --      (43,132,131)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  20,263,823.593   579,155,164  6,150,961   585,306,125
   Offering of Units   3,482,044.148    91,946,015    380,000    92,326,015
   Net loss                 --         (28,920,794)  (293,719)  (29,214,513)
   Redemptions        (4,325,067.114) (114,981,595)  (433,690) (115,415,285)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  19,420,800.627   527,198,790  5,803,552   533,002,342
   Offering of Units   2,664,130.689    76,905,995      --       76,905,995
   Net income               --          30,776,254    341,118    31,117,372
   Redemptions        (3,382,083.310)  (97,213,195)  (290,029)  (97,503,224)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  18,702,848.006   537,667,844  5,854,641   543,522,485
                      ==============  ============  =========  ============

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003   8,475,891.871  119,976,992  1,293,447  121,270,439
    Offering of Units   5,057,597.578   73,841,018    720,000   74,561,018
    Net income               --          1,239,931      8,883    1,248,814
    Redemptions          (948,261.723) (13,839,146)     --     (13,839,146)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  12,585,227.726  181,218,795  2,022,330  183,241,125
    Offering of Units   2,346,340.284   31,611,503      --      31,611,503
    Net loss                 --         (5,489,130)   (56,837)  (5,545,967)
    Redemptions        (2,966,679.287) (39,566,716)  (114,207) (39,680,923)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  11,964,888.723  167,774,452  1,851,286  169,625,738
    Offering of Units   2,517,218.118   40,403,751      --      40,403,751
    Net income               --         35,264,632    387,641   35,652,273
    Redemptions        (2,264,477.459) (36,204,698)     --     (36,204,698)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  12,217,629.382  207,238,137  2,238,927  209,477,064
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2003  23,774,204.324   532,266,109  5,918,169   538,184,278
   Offering of Units  11,745,240.279   259,052,698  1,900,000   260,952,698
   Net income               --          35,747,190    394,461    36,141,651
   Redemptions        (2,558,198.900)  (56,554,740)     --      (56,554,740)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  32,961,245.703   770,511,257  8,212,630   778,723,887
   Offering of Units   6,431,314.024   139,226,034    480,000   139,706,034
   Net loss                 --         (39,990,714)  (427,427)  (40,418,141)
   Redemptions        (7,045,625.892) (154,076,846)  (518,841) (154,595,687)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  32,346,933.835   715,669,731  7,746,362   723,416,093
   Offering of Units   5,449,636.682   127,236,707      --      127,236,707
   Net income               --          38,047,099    416,025    38,463,124
   Redemptions        (5,680,770.401) (132,294,966)     --     (132,294,966)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  32,115,800.116   748,658,571  8,162,387   756,820,958
                      ==============  ============  =========  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2006         2005         2004
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss                                  (8,575,168) (49,703,859) (11,908,707)
Noncash item included in net loss:
  Net change in unrealized                 1,668,161   10,445,759  (11,769,313)
(Increase) decrease in operating assets:
  Restricted cash                             --          169,680     (169,680)
  Interest receivable
   (Morgan Stanley DW)                          (768)    (244,444)    (213,650)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                      (235,950)    (145,868)     346,433
  Accrued management fees                   (102,587)     (63,421)     150,624
  Accrued incentive fee                       --           --         (399,035)
                                         -----------  -----------  -----------
Net cash used for operating activities    (7,246,312) (39,542,153) (23,963,328)
                                         -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units      17,106,804   45,800,729  117,548,841
Cash paid for redemptions of Units       (55,076,000) (51,528,518) (19,137,190)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                    (37,969,196)  (5,727,789)  98,411,651
                                         -----------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                       (45,215,508) (45,269,942)  74,448,323
Unrestricted cash at beginning of
 period                                  207,952,625  253,222,567  178,774,244
                                         -----------  -----------  -----------

Unrestricted cash at end of period       162,737,117  207,952,625  253,222,567
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2006          2005          2004
                                         ------------  ------------  -----------
                                              $             $             $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                           1,086,960     1,792,690   (3,017,628)
Noncash item included in net
 income (loss):
  Net change in unrealized                   (589,128)      214,685    1,729,717
(Increase) decrease in operating assets:
  Restricted cash                            (887,091)    1,501,795     (116,681)
  Interest receivable
   (Morgan Stanley DW)                        (30,183)      (65,068)     (43,862)
  Net option premiums                         --            --           (39,600)
Decrease in operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                        (13,249)      (16,460)      (6,455)
  Accrued management fees                      (3,601)       (4,473)      (1,754)
                                         ------------  ------------  -----------
Net cash provided by (used for)
 operating activities                        (436,292)    3,423,169   (1,496,263)
                                         ------------  ------------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units        4,092,049     5,343,828   11,983,540
Cash paid for redemptions of Units         (9,034,848)  (11,783,215) (12,047,859)
                                         ------------  ------------  -----------
Net cash used for financing activities     (4,942,799)   (6,439,387)     (64,319)
                                         ------------  ------------  -----------

Net decrease in unrestricted cash          (5,379,091)   (3,016,218)  (1,560,582)
Unrestricted cash at beginning of
 period                                    41,897,899    44,914,117   46,474,699
                                         ------------  ------------  -----------

Unrestricted cash at end of period         36,518,808    41,897,899   44,914,117
                                         ============  ============  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2006            2005          2004
                                         ------------    ------------  -----------
                                              $               $             $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                          31,117,372     (29,214,513) (23,311,900)
Noncash item included in net
 income (loss):
  Net change in unrealized                  6,224,193      (3,059,181)  21,655,342
(Increase) decrease in operating assets:
  Restricted cash                         (13,559,098)     24,246,115  (15,987,079)
  Interest receivable
   (Morgan Stanley DW)                       (440,959)       (659,466)    (507,361)
  Net option premiums                         --            3,366,493   (2,134,005)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                         (2,220)       (738,682)   1,067,674
  Accrued management fees                     (99,004)        (60,615)     362,561
  Accrued incentive fee                       --              --        (2,227,005)
                                         ------------    ------------  -----------
Net cash provided by (used for)
 operating activities                      23,240,284      (6,119,849) (21,081,773)
                                         ------------    ------------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units       76,635,498     100,607,663  210,179,028
Cash paid for redemptions of Units       (102,954,101)   (107,667,647) (39,845,039)
                                         ------------    ------------  -----------
Net cash provided by (used for)
 financing activities                     (26,318,603)     (7,059,984) 170,333,989
                                         ------------    ------------  -----------

Net increase (decrease) in
 unrestricted cash                         (3,078,319)    (13,179,833) 149,252,216
Unrestricted cash at beginning of
 period                                   475,166,952     488,346,785  339,094,569
                                         ------------    ------------  -----------

Unrestricted cash at end of period        472,088,633     475,166,952  488,346,785
                                         ============    ============  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2006         2005         2004
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                         35,652,273   (5,545,967)   1,248,814
Noncash item included in net
 income (loss):
  Net change in unrealized                (3,564,208) (10,826,414)   5,262,416
(Increase) decrease in operating assets:
  Restricted cash                           (656,827)  (2,785,615)  (3,161,765)
  Net option premiums                       (680,697)     263,856      414,992
  Interest receivable
   (Morgan Stanley DW)                      (224,414)    (207,268)    (172,065)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                       186,906     (243,247)     430,756
  Accrued management fees                     97,384      (28,870)     140,911
  Accrued incentive fees                  (1,704,356)   1,515,612     (622,506)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                     29,106,061  (17,857,913)   3,541,553
                                         -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units      39,153,750   35,344,084   74,620,070
Cash paid for redemptions of Units       (37,607,869) (36,891,247) (12,769,688)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                      1,545,881   (1,547,163)  61,850,382
                                         -----------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                        30,651,942  (19,405,076)  65,391,935
Unrestricted cash at beginning of
 period                                  142,187,180  161,592,256   96,200,321
                                         -----------  -----------  -----------

Unrestricted cash at end of period       172,839,122  142,187,180  161,592,256
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                          2006          2005          2004
                                      ------------  ------------  -----------
                                           $             $             $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                      38,463,124   (40,418,141)  36,141,651
 Noncash item included in net
  income (loss):
   Net change in unrealized             (9,753,211)    5,277,614   19,092,460
 (Increase) decrease in operating
  assets:
   Restricted cash                      14,301,903    33,063,604  (71,797,043)
   Net option premiums                     (64,116)      --         3,973,725
   Interest receivable
    (Morgan Stanley DW)                   (651,160)     (887,041)    (708,483)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                    (81,816)     (854,838)   1,682,213
   Accrued management fees                 (21,993)       (2,851)     547,516
   Accrued incentive fee                   --            --        (4,924,640)
                                      ------------  ------------  -----------
 Net cash provided by (used for)
  operating activities                  42,192,731    (3,821,653) (15,992,601)
                                      ------------  ------------  -----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units  128,704,132   148,524,367  259,672,165
 Cash paid for redemptions of Units   (143,586,833) (138,199,116) (53,013,759)
                                      ------------  ------------  -----------
 Net cash provided by (used for)
  financing activities                 (14,882,701)   10,325,251  206,658,406
                                      ------------  ------------  -----------

 Net increase in unrestricted cash      27,310,030     6,503,598  190,665,805
 Unrestricted cash at beginning of
  period                               591,492,563   584,988,965  394,323,160
                                      ------------  ------------  -----------

 Unrestricted cash at end of period    618,802,593   591,492,563  584,988,965
                                      ============  ============  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $163,049,336                                $              %              $               %
Foreign currency                                                     1,858,967         1.14        2,675,066         1.64
                                                                    ----------        -----        ---------         ----
  Grand Total:                                                       1,858,967         1.14        2,675,066         1.64
                                                                    ==========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $208,486,757
Foreign currency                                                    (1,081,795)       (0.52)       7,283,989         3.49
                                                                    ----------        -----        ---------         ----
  Grand Total:                                                      (1,081,795)       (0.52)       7,283,989         3.49
                                                                    ==========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $163,049,336                               $
Foreign currency                                                    4,534,033
                                                                    ---------
  Grand Total:                                                      4,534,033

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    4,534,033
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $208,486,757
Foreign currency                                                    6,202,194
                                                                    ---------
  Grand Total:                                                      6,202,194

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    6,202,194
                                                                    =========


  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $40,357,320                                 $              %              $               %
Commodity                                                              65,101          0.16         127,695           0.32
Equity                                                                269,904          0.66            --              --
Foreign currency                                                      (30,000)        (0.07)         (7,613)         (0.02)
Interest rate                                                         (41,078)        (0.10)        371,009           0.92
                                                                      -------         -----         -------          -----
  Grand Total:                                                        263,927          0.65         491,091           1.22
                                                                      =======         =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $44,351,826
Commodity                                                              74,261          0.17          (9,113)         (0.02)
Equity                                                                431,246          0.97            --              --
Foreign currency                                                       25,515          0.06         (31,429)         (0.07)
Interest rate                                                          37,273          0.08         186,788           0.42
                                                                      -------         -----         -------          -----
  Grand Total:                                                        568,295          1.28         146,246           0.33
                                                                      =======         =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $40,357,320                                $
Commodity                                                             192,796
Equity                                                                269,904
Foreign currency                                                      (37,613)
Interest rate                                                         329,931
                                                                    ---------
  Grand Total:                                                        755,018

  Unrealized Currency Gain                                            436,748
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,191,766
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $44,351,826
Commodity                                                              65,148
Equity                                                                431,246
Foreign currency                                                       (5,914)
Interest rate                                                         224,061
                                                                    ---------
  Grand Total:                                                        714,541

  Unrealized Currency Loss                                           (111,903)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      602,638
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $543,522,485                                $              %              $               %
Commodity                                                              456,160         0.08         2,995,834         0.55
Equity                                                               4,924,820         0.91            --              --
Foreign currency                                                      (247,846)       (0.05)        2,552,915         0.47
Interest rate                                                       (2,248,119)       (0.41)        4,585,113         0.84
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       2,885,015         0.53        10,133,862         1.86
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $533,002,342
Commodity                                                           15,589,813         2.92          (730,681)       (0.14)
Equity                                                               1,882,850         0.35            12,500          --
Foreign currency                                                    (2,386,026)       (0.44)        4,136,927         0.78
Interest rate                                                          684,290         0.13         1,798,925         0.34
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      15,770,927         2.96         5,217,671         0.98
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $543,522,485                               $
Commodity                                                            3,451,994
Equity                                                               4,924,820
Foreign currency                                                     2,305,069
Interest rate                                                        2,336,994
                                                                    ----------
  Grand Total:                                                      13,018,877

  Unrealized Currency Loss                                          (1,057,266)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    11,961,611
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $533,002,342
Commodity                                                           14,859,132
Equity                                                               1,895,350
Foreign currency                                                     1,750,901
Interest rate                                                        2,483,215
                                                                    ----------
  Grand Total:                                                      20,988,598

  Unrealized Currency Loss                                          (2,802,794)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    18,185,804
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $209,477,064                                $              %              $               %
Commodity                                                           12,403,353         5.92*          570,125         0.27
Equity                                                               1,533,728         0.73              (775)         --
Foreign currency                                                     1,553,840         0.74         1,207,868         0.58
Interest rate                                                         (773,724)       (0.37)          969,810         0.46
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      14,717,197         7.02         2,747,028         1.31
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $169,625,738
Commodity                                                           16,718,531         9.86*          (28,242)       (0.01)
Equity                                                                 (96,027)       (0.06)           --              --
Foreign currency                                                    (1,327,499)       (0.78)       (2,048,373)       (1.21)
Interest rate                                                           --              --            582,959         0.34
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      15,295,005         9.02        (1,493,656)       (0.88)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $209,477,064                               $
Commodity                                                           12,973,478
Equity                                                               1,532,953
Foreign currency                                                     2,761,708
Interest rate                                                          196,086
                                                                    ----------
  Grand Total:                                                      17,464,225

  Unrealized Currency Loss                                            (414,234)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    17,049,991
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $169,625,738
Commodity                                                           16,690,289
Equity                                                                 (96,027)
Foreign currency                                                    (3,375,872)
Interest rate                                                          582,959
                                                                    ----------
  Grand Total:                                                      13,801,349

  Unrealized Currency Loss                                            (315,566)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    13,485,783
                                                                    ==========

 *No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $756,820,958                                $              %              $               %
Commodity                                                            1,502,376         0.20         2,066,014         0.27
Equity                                                               7,860,426         1.04            --              --
Foreign currency                                                     3,058,385         0.40        12,834,701         1.70
Interest rate                                                       (6,358,278)       (0.84)       16,042,982         2.12
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       6,062,909         0.80        30,943,697         4.09
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $723,416,093
Commodity                                                           33,767,846         4.66        (1,474,466)       (0.20)
Equity                                                              (1,753,796)       (0.24)           --              --
Foreign currency                                                    (4,881,736)       (0.67)       (2,151,613)       (0.30)
Interest rate                                                        1,726,772         0.24         2,349,450         0.32
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      28,859,086         3.99        (1,276,629)       (0.18)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $756,820,958                               $
Commodity                                                            3,568,390
Equity                                                               7,860,426
Foreign currency                                                    15,893,086
Interest rate                                                        9,684,704
                                                                    ----------
  Grand Total:                                                      37,006,606

  Unrealized Currency Loss                                          (5,189,259)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    31,817,347
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $723,416,093
Commodity                                                           32,293,380
Equity                                                              (1,753,796)
Foreign currency                                                    (7,033,349)
Interest rate                                                        4,076,222
                                                                    ----------
  Grand Total:                                                      27,582,457

  Unrealized Currency Loss                                          (5,518,321)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    22,064,136
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic"), and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Spectrum Currency's clearing commodity broker is MS&Co. MS&Co. acts as the counterparty on all of the foreign currency forward contracts for each Partnership. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnerships' principal U.S. commodity broker-dealer. For Spectrum Strategic and Spectrum Technical, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward contracts. Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays each Partnership interest income on 80% of the month's average daily "Net Assets" (as defined in the Limited Partnership Agreements) in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnerships as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnerships' prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnerships' Financial Statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co, and MSIL for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and with Morgan Stanley DW and MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward and options on forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

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

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, in a minimum amount of 50 Units required for each redemption, unless a limited partner is redeeming his entire interest in a Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in any of the Partnerships, and at the end of each month thereafter, limited partners may exchange their Units among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

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

LITIGATION SETTLEMENT. Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnerships received settlement award payments in the amounts of $0, $45,665, $173, and $3,018, respectively, during July 2004 and $2,230, $85,000, $454, and $4,209, respectively, during November 2005. Spectrum Global Balanced received a settlement award payment in the amount of $2,296 during October 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

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

--------------------------------------------------------------------------------
3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2006 were as follows:

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc.
  Sunrise Capital Partners, LLC

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC

Morgan Stanley Spectrum Select L.P.
  EMC Capital Management, Inc. ("EMC")
  Northfield Trading L.P. ("Northfield")
  Rabar Market Research, Inc. ("Rabar")
  Sunrise Capital Management, Inc. ("Sunrise")
  Graham Capital Management, L.P. ("Graham")

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Effective April 30, 2004, Allied Irish Capital Management Ltd. was terminated as a trading advisor for Spectrum Strategic.

Morgan Stanley Spectrum Technical L.P.
  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc. ("JWH")
  Winton Capital Management Limited ("Winton")

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

  The management fee for Spectrum Select is accrued at a rate of 1/4 of 1% per month of Net Assets allocated to Northfield and Sunrise on the first day of each month (a 3% annual rate), 5/24 of 1% per month of Net Assets allocated to EMC and Rabar on the first day of each month (a 2.5% annual rate), and 1/12 of 2% per month of Net Assets allocated to Graham on the first day of each month (a 2% annual rate).
  Effective November 1, 2006, the monthly management fee payable to EMC and Rabar was reduced from 1/4 of 1% (a 3% annual rate) to 5/24 of 1% (a 2.5% annual rate) of Net Assets.
  The management fee for Spectrum Strategic is accrued at a rate of 1/12 of 3% per month of Net Assets allocated to Blenheim and Eclipse on the first day of each month (a 3% annual rate) and 1/12 of 2% per month of Net Assets allocated to FX Concepts on the first day of each month (a 2% annual rate).

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

  Spectrum Select pays a monthly incentive fee equal to 17.5% of the trading profits experienced with respect to the Net Assets allocated to EMC and Rabar as of the end of each calendar month, 15% of the trading profits experienced with respect to the Net Assets allocated to each of Northfield and Sunrise as of the end of each calendar month, and 20% of the trading profits experienced with respect to the Net Assets allocated to Graham as of the end of each calendar month.

  Effective November 1, 2006, the monthly incentive fee payable to EMC and Rabar was increased from 15% to 17.5% of the trading profits experienced with respect to the Net Assets as of the end of each calendar month.
  Spectrum Strategic pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to each of Blenheim and Eclipse as of the end of each calendar month and 20% of the trading profits experienced with respect to the Net Assets allocated to FX Concepts as of the end of each calendar month.

  Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to each of Campbell, JWH, and Winton as of the end of each calendar month and 19% of the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnerships account for their derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
(1)One or more underlying notional amounts or payment provisions;
(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)Terms require or permit net settlement.

MORGAN STANLEY SPECTRUM SERIES

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

SPECTRUM CURRENCY

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006    --     4,534,033 4,534,033    --     Mar. 2007
             2005    --     6,202,194 6,202,194    --     Mar. 2006

SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006 1,191,766    --     1,191,766 Jun. 2007    --
             2005   581,983  20,655     602,638 Mar. 2006 Mar. 2006

SPECTRUM SELECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2006 10,738,293 1,223,318 11,961,611 Jun. 2008 Mar. 2007
            2005 16,351,481 1,834,323 18,185,804 Jun. 2007 Mar. 2006

SPECTRUM STRATEGIC

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS     LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2006 14,262,116  2,787,875  17,049,991 Dec. 2008  May 2007
           2005 16,488,302 (3,002,519) 13,485,783 Jun. 2010 Jul. 2006

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM TECHNICAL

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS     LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2006 21,920,150  9,897,197  31,817,347 Jun. 2008 Mar. 2007
           2005 26,727,989 (4,663,853) 22,064,136 Jun. 2007 Mar. 2006

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2006 and 2005 respectively, $41,074,269 and $44,956,486 for Spectrum Global Balanced, $547,628,371 and $542,760,780 for Spectrum Select, $207,351,885 and
$178,269,302 for Spectrum Strategic, and $754,343,175 and $746,142,887 for
Spectrum Technical. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnerships are at risk to the ability of MSCG, the sole counterparty on all such contracts to perform. Each Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                                              2006     2005      2004
                                            -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 11.78  $  14.41  $ 15.66
                                            -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                     0.41      0.28     0.13
           Expenses                           (0.73)    (0.82)   (0.89)
           Realized Profit (Loss)              0.02     (1.54)   (1.21)
           Unrealized Profit (Loss)           (0.10)    (0.55)    0.72
                                            -------  --------  -------
           Net Loss                           (0.40)    (2.63)   (1.25)
                                            -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 11.38  $  11.78  $ 14.41
                                            =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (2.9)%    (4.4)%   (5.6)%
           Expenses before Incentive Fees     6.7 %     6.8 %    6.4 %
           Expenses after Incentive Fees      6.7 %     6.8 %    6.5 %
           Net Loss                          (4.9)%   (21.4)%   (5.3)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                      (3.4)%   (18.3)%   (7.9)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                      (3.4)%   (18.3)%   (8.0)%
        INCEPTION-TO-DATE RETURN             13.8 %
        COMPOUND ANNUALIZED
         RETURN                               2.0 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM GLOBAL BALANCED

                                               2006     2005     2004
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 15.23  $ 14.61  $ 15.47
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.74     0.43     0.18
            Expenses                           (0.91)   (0.85)   (0.87)
            Realized Profit                     0.33     1.11     0.34
            Unrealized Profit (Loss)            0.21    (0.07)   (0.51)
            Proceeds from Litigation
             Settlement                           --     0.00     0.00
                                             -------  -------  -------
            Net Income (Loss)                   0.37     0.62    (0.86)
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:                       $ 15.60  $ 15.23    14.61
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (1.1)%   (2.9)%   (4.6)%
            Expenses before Incentive Fees     5.9 %    5.9 %    5.9 %
            Expenses after Incentive Fees      5.9 %    5.9 %    5.9 %
            Net Income (Loss)                  2.5 %    3.9 %   (6.0)%
         TOTAL RETURN BEFORE
          INCENTIVE FEES                       2.4 %    4.2 %   (5.6)%
         TOTAL RETURN AFTER
          INCENTIVE FEES                       2.4 %    4.2 %   (5.6)%

         INCEPTION-TO-DATE RETURN             56.0 %
         COMPOUND ANNUALIZED
          RETURN                               3.7 %

SPECTRUM SELECT

                                                          2006      2005     2004
                                                        --------  -------  --------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                             $  27.45  $ 28.88  $  30.31
                                                        --------  -------  --------
NET OPERATING RESULTS:
  Interest Income                                           1.08     0.63      0.28
  Expenses                                                 (2.54)   (2.54)    (3.20)
  Realized Profit                                           3.40     0.33      2.70
  Unrealized Profit (Loss)                                 (0.33)    0.15     (1.21)
  Proceeds from Litigation Settlement                         --     0.00      0.00
                                                        --------  -------  --------
  Net Income (Loss)                                         1.61    (1.43)    (1.43)
                                                        --------  -------  --------
NET ASSET VALUE, DECEMBER 31:                           $  29.06  $ 27.45  $  28.88
                                                        ========  =======  ========
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                     (5.0)%   (7.2)%   (10.1)%
  Expenses before Incentive Fees                           8.8 %    9.5 %     9.9 %
  Expenses after Incentive Fees                            8.8 %    9.5 %    11.1 %
  Net Income (Loss)                                        5.7 %   (5.3)%    (4.5)%
TOTAL RETURN BEFORE INCENTIVE FEES                         5.9 %   (5.0)%    (3.6)%
TOTAL RETURN AFTER INCENTIVE FEES                          5.9 %   (5.0)%    (4.7)%

INCEPTION-TO-DATE RETURN                                 190.6 %
COMPOUND ANNUALIZED RETURN                                 7.2 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


SPECTRUM STRATEGIC

                                                          2006     2005     2004
                                                        -------  -------  -------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                             $ 14.18  $ 14.56  $ 14.31
                                                        -------  -------  -------
NET OPERATING RESULTS:
  Interest Income                                          0.58     0.31     0.15
  Expenses                                                (1.83)   (1.44)   (1.52)
  Realized Profit (Loss)                                   3.92    (0.10)    2.10
  Unrealized Profit (Loss)                                 0.30     0.85    (0.48)
  Proceeds from Litigation Settlement                        --     0.00     0.00
                                                        -------  -------  -------
  Net Income (Loss)                                        2.97    (0.38)    0.25
                                                        -------  -------  -------
NET ASSET VALUE, DECEMBER 31:                           $ 17.15  $ 14.18  $ 14.56
                                                        =======  =======  =======
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                    (7.8)%   (8.4)%   (9.3)%
  Expenses before Incentive Fees                          8.6 %    9.4 %    8.6 %
  Expenses after Incentive Fees                          11.4 %   10.8 %   10.3 %
  Net Income (Loss)                                      18.6 %   (3.3)%    0.8 %
TOTAL RETURN BEFORE INCENTIVE FEES                       24.1 %   (1.4)%    3.5 %
TOTAL RETURN AFTER INCENTIVE FEES                        20.9 %   (2.6)%    1.7 %

INCEPTION-TO-DATE RETURN                                 71.5 %

COMPOUND ANNUALIZED RETURN                                4.5 %

SPECTRUM TECHNICAL

                                                          2006      2005     2004
                                                        --------  -------  --------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                             $  22.36  $ 23.63  $  22.64
                                                        --------  -------  --------
NET OPERATING RESULTS:
  Interest Income                                           0.87     0.51      0.21
  Expenses                                                 (2.21)   (2.10)    (2.53)
  Realized Profit                                           2.25     0.48      3.96
  Unrealized Profit (Loss)                                  0.30    (0.16)    (0.65)
  Proceeds from Litigation Settlement                         --     0.00      0.00
                                                        --------  -------  --------
  Net Income (Loss)                                         1.21    (1.27)     0.99
                                                        --------  -------  --------
NET ASSET VALUE, DECEMBER 31:                           $  23.57  $ 22.36  $  23.63
                                                        ========  =======  ========
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                     (5.8)%   (7.3)%   (10.5)%
  Expenses before Incentive Fees                           8.6 %    9.3 %     9.5 %
  Expenses after Incentive Fees                            9.5 %    9.6 %    11.4 %
  Net Income (Loss)                                        5.1 %   (5.4)%     5.6 %
TOTAL RETURN BEFORE INCENTIVE FEES                         6.4 %   (5.0)%     6.2 %
TOTAL RETURN AFTER INCENTIVE FEES                          5.4 %   (5.4)%     4.4 %

INCEPTION-TO-DATE RETURN                                 135.7 %
COMPOUND ANNUALIZED RETURN                                 7.3 %

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