Form 10-Q
period 2007-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2007-05-14
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
	March 31, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2007 and 2006 (Unaudited) 	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-38

Item 4.	Controls and Procedures	38

Item 4T.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................39

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	39-40

Item 6.	Exhibits...............................................40


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
               2007       	     2006
	$	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Unrestricted cash	185,446,723     	     172,839,122
	Restricted cash	    16,684,507	       20,250,647

          Total cash	   202,131,230	     193,089,769

	Net unrealized gain on open contracts (MSIL)	     9,913,802	     9,283,006
	Net unrealized gain on open contracts (MS&Co.)	      2,922,234	       7,766,985

	     Total net unrealized gain on open contracts	    12,836,036	      17,049,991

	Net option premiums	            (561,880)	           680,129

	     Total Trading Equity	214,405,386	210,819,889

Subscriptions receivable	3,847,464	2,601,546
Interest receivable (Morgan Stanley DW)	         724,781	          670,338

	     Total Assets	   218,977,631	   214,091,773

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,569,371	3,111,834
Accrued brokerage fees (Morgan Stanley DW)	1,073,292        	        1,024,464
Accrued management fees	501,909	          478,411
Accrued incentive fee					                 108,071	                  ?


	     Total Liabilities	    4,252,643	        4,614,709

Partners? Capital

Limited Partners (12,314,256.509 and
  12,087,045.247 Units, respectively)	212,353,099	207,238,137
General Partner (137,544.692 and
   130,584.135 Units, respectively)	      2,371,889	       2,238,927
	     Total Partners? Capital	  214,724,988	    209,477,064

	     Total Liabilities and Partners? Capital	    218,977,631	   214,091,773
NET ASSET VALUE PER UNIT                                                                17.24                               17.15

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	   	    For the Quarters Ended March 31,


                                                                         		        2007    	    2006
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   2,019,226			   1,423,504

EXPENSES
	Brokerage fees (Morgan Stanley DW)		3,173,636	2,602,739
	Management fees	      	 1,481,741	      1,198,551
	Incentive fees		      595,760	   3,023,542

		Total Expenses		   5,251,137	   6,824,832

NET INVESTMENT LOSS	   (3,231,911)	  (5,401,328)

TRADING RESULTS
Trading profit (loss):
	Realized			8,654,078	 18,309,383
	Net change in unrealized		   (4,213,955)	    4,677,785

		Total Trading Results		   4,440,123	    22,987,168


NET INCOME	    1,208,212	  17,585,840


NET INCOME ALLOCATION

	Limited Partners                                                  		              1,195,250	 17,392,345
	General Partner                                                   		 12,962	   193,495

NET INCOME PER UNIT

	Limited Partners                                                  		            0.09 	  1.48
	General Partner                                                   		        0.09    	  1.48





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	169,625,738

Offering of Units	475,467.129	  7,164,267                  ? 	  	 7,164,267

Net Income                                                             ? 		17,392,345	193,495	17,585,840

Redemptions        (656,827.140)       (9,860,798)                  ?              	 (9,860,798)

Partners? Capital,
	March 31, 2006	 11,783,528.712	 182,470,266	 2,044,781	 184,515,047



Partners? Capital,
	December 31, 2006	 12,217,629.382	 207,238,137	 2,238,927	 209,477,064

Offering of Units	628,934.077	 10,723,135            120,000 	  	10,843,135

Net Income                                                             ? 		1,195,250	12,962	1,208,212

Redemptions             (394,762.258)       (6,803,423)	           ?               	 (6,803,423)

Partners? Capital,
	March 31, 2007	 12,451,801.201	 212,353,099	 2,371,889	 214,724,988









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	1,208,212	17,585,840
Noncash item included in net income:
		Net change in unrealized	4,213,955	(4,677,785)

(Increase) decrease in operating assets:
		Restricted cash	3,566,140	(4,479,982)
		Net option premiums	1,242,009	255,458
		Interest receivable (Morgan Stanley DW)	(54,443)	(76,917)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	48,828	18,421
		Accrued management fees	        23,498	         13,344
		Accrued incentive fees	       108,071	      (918,203)

Net cash provided by operating activities	  10,356,270	     7,720,176


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	9,597,217	5,832,705
Cash paid for redemptions of Units	    (7,345,886)	 (11,388,906)

Net cash provided by (used for) financing activities	     2,251,331	   (5,556,201)

Net increase in unrestricted cash	12,607,601	2,163,975

Unrestricted cash at beginning of period	 172,839,122	 142,187,180

Unrestricted cash at end of period	  185,446,723	  144,351,155




	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?).
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor), Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the funds on deposit with the commodity brokers at month-end at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of the month?s average daily Net Assets at a rate equal to the prevailing rate on U.S. Treasury bills.

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Mar. 31, 2007	  12,204,080	     631,956	    12,836,036	Jun. 2010	Jun. 2007
Dec. 31, 2006	  14,262,116	   2,787,875	    17,049,991	Dec. 2008	     May 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $214,335,310 and $207,351,885 at March 31, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency option contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?)
issued interpretation No. 48, ?Accounting for Uncertainty in



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $6,459,349 and expenses totaling $5,251,137, resulting in net income of $1,208,212 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit increased from $17.15 at December 31, 2006, to $17.24 at March 31, 2007.

The most significant trading gains of approximately 2.2% were experienced in the agricultural markets, primarily during February and March, from long positions in cocoa futures as prices moved higher on speculation that political tensions along the Ivory Coast would limit production. Additional gains in the agricultural markets were recorded during January and February from long positions in corn and soybean futures as prices rose on news of persistent global demand and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Additional gains of approximately 0.6% were experienced in the energy markets during January from short futures positions in crude oil as prices declined on skepticism that OPEC would cut production as much as originally pledged. Towards the end of February, long futures positions in gasoline resulted in gains as prices moved higher on increased concerns
       that unexpected refinery shutdowns would curb fuel
stockpiles. During March, long futures positions in Brent crude oil recorded further gains as prices increased after data indicated higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region. Further gains of approximately 0.6% were recorded in the global interest rate futures markets from short positions in U.S. and British fixed-income futures as prices weakened during January on strength in the equity markets and the Bank of England?s decision to lift interest rates from 5.0% to 5.25%. During February, additional gains were recorded from long positions in U.S. and Japanese fixed-income futures as prices moved sharply higher in a flight to quality after a massive sell-off in the global equity markets that began on February 27, 2007 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. During March, short positions in European interest rate futures experienced gains as prices moved lower during the month amid reduced demand for the
       ?safe-haven? of fixed-income investments after the
stabilization of global equity markets as investors concluded that markets had been oversold. In addition, European interest rate futures were pressured lower on strong economic data out of Germany and the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.7% experienced in the currency markets during late February and early March from short positions in the Japanese yen versus the U.S. dollar, British pound, Australian dollar, and euro as the value of the Japanese yen reversed sharply higher against most of its major rivals in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar reversed higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. Newly established short positions in
       the New Zealand dollar versus the U.S. dollar resulted in additional losses during February as the value of the New Zealand dollar moved higher in tandem with rising commodity prices. During March, long positions in the New Zealand dollar versus the U.S. dollar experienced losses as the value of the New Zealand dollar fell after the Reserve Bank of New Zealand indicated that interest rates would remain steady in the near-term. Finally, losses of approximately 0.4% were experienced in the metals markets during January and March from long positions in zinc and aluminum futures as prices fell amid rising global inventories.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $24,410,672 and expenses totaling $6,824,832, resulting in net income of $17,585,840 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005 to $15.66 at March 31, 2006.

The most significant trading gains of approximately 9.2% were experienced in the metals markets, particularly during January and March, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from
       Japan, Europe, and the U.S.  Elsewhere in the metals
markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Additional gains of approximately 4.0% were experienced in the agricultural markets during January and March from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand caused by higher energy prices. Elsewhere in the agricultural complex, gains were experienced during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Within the global interest rate futures markets, gains of approximately 2.5% were recorded from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Additional gains of approximately 1.8% were recorded in the global stock index futures markets from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data. A portion of the
       Partnership?s overall gains for the quarter was offset by losses of approximately 1.8% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, Japanese yen, and Canadian dollar as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar and the euro as the value of the yen increased on the release of better than expected Japanese machinery orders data and speculation that the Bank of Japan would move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc and the euro versus the U.S. dollar as the value of the U.S. dollar weakened amid investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during February and March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Smaller losses were experienced during March from short positions in the euro relative to the U.S. dollar and the Japanese yen as the value of the euro moved higher after the release of generally positive economic data from the euro-zone reinforced expectations
       that European interest rates would continue to rise.
Finally, losses of approximately 1.4% were experienced in the energy markets, during January, February, and March from both long and short positions in heating oil, unleaded gasoline, and natural gas futures as prices experienced short-term volatile movement due to conflicting news regarding supply and demand.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of
       exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $215 million and $185 million, respectively.

Primary Market           March 31, 2007       March 31, 2006
Risk Category             Value at Risk        Value at Risk

Currency	(0.41)%	              (0.38)%

Equity	(0.40) 	  (1.23)

Interest Rate	(0.16)	(0.76)

Commodity	(1.94)	(2.10)

Aggregate Value at Risk	      (2.09)%	       (2.69)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Currency	(0.67)%	(0.35)%	(0.51)%
Equity	(0.88)	(0.40)	(0.68)
Interest Rate	(0.29)	(0.16)	(0.22)
Commodity	(1.94)	(1.57)	(1.75)
Aggregate Value at Risk	(2.14)%	(1.92)%	(2.04)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At March 31, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as
       political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to British pound, Japanese yen, euro, Swiss franc, Australian dollar, New Zealand dollar, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (China), S&P 500 (U.S.), and NIKKEI 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At March 31, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee, sugar, corn, cotton, soybeans, soybean oil, rough rice, soybean meal, and rubber markets.
Supply and demand inequalities, severe weather disruptions,
       and market expectations affect price movements in
these markets.

Metals.	 The second largest market exposure of the
Partnership at March 31, 2007, was to the metals sector.
The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, zinc, and aluminum. The Partnership also had exposure to precious metals, such as gold and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. The third largest market exposure of the Partnership at March 31, 2007, was to the energy sector.
The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and
       supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, Japanese yen, British pounds, Hong Kong dollars, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors in a multi-advisor Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set
       in terms of the maximum margin to be committed to
positions in any one market sector or market-sensitive instrument.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	4,000,000.000	September 15, 1994	33-80146
Additional Registration	6,000,000.000	January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      	333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 3/31/07     26,471,903.762
Units unsold through 3/31/07   11,028,096.238

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through March 31,
2007, was $338,461,936.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.