Form 10-Q
period 2007-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2007-08-10
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-26280

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782225
(State or other jurisdiction of				  (I.R.S. Employer
incorporation or organization)			       Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						  	    10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code    (212) 296-1999






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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Six Months
	Ended June 30, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2007 and 2006 (Unaudited) 	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-43

Item 4.	Controls and Procedures	43-44

Item 4T.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	45-46

Item 6.	Exhibits...............................................46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                    2007       	     2006
	$	     $
	  (Unaudited)
ASSETS

Equity in futures interests trading accounts:

	Unrestricted cash	188,720,915     	     172,839,122
	Restricted cash	    25,295,988	       20,250,647

          Total cash	   214,016,903	     193,089,769
	Net unrealized gain on open contracts (MSIL)	     6,176,365	     9,283,006
	Net unrealized gain on open contracts (MS&Co.)	      2,593,109	       7,766,985

	     Total net unrealized gain on open contracts	      8,769,474	      17,049,991

	Net option premiums	       (382,269)     	           680,129

	     Total Trading Equity	222,404,108	210,819,889

Subscriptions receivable	2,499,045	2,601,546
Interest receivable (MS&Co.)	         637,224	          670,338

	     Total Assets	   225,540,377	   214,091,773

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,521,983	3,111,834
Accrued brokerage fees (MS&Co.)	        1,092,684	        1,024,464
Accrued management fees	       511,390	          478,411


	     Total Liabilities	    4,126,057	        4,614,709

Partners? Capital

Limited Partners (12,172,835.007 and
    12,087,045.247 Units, respectively)	218,940,443	207,238,137
General Partner (137,544.692  and
     130,584.135 Units, respectively)	      2,473,877	       2,238,927
	     Total Partners? Capital	   221,414,320	    209,477,064

	     Total Liabilities and Partners? Capital	   225,540,377	   214,091,773
NET ASSET VALUE PER UNIT                                                               17.99                               17.15

	The accompanying notes are an integral part of these financial statements.
</table
       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

          For the Three Months	                             For the Six Months
  	              Ended June 30,     	                          Ended June 30,


                               2007   	        2006    	       2007   	    2006
                                  $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	   1,975,658		   1,755,806		   3,994,884	       3,179,310

EXPENSES
	Brokerage fees (MS&Co.)	3,227,070	2,883,516      	6,400,706	    	5,486,255
	Management fees	1,509,608	   1,345,174	2,991,349		   2,543,725
	Incentive fees	           ?      	   2,120,834	          595,760	  	     5,144,376

		   Total Expenses 	   4,736,678	   6,349,524	   9,987,815		   13,174,356

NET INVESTMENT LOSS 	   (2,761,020)	  (4,593,718)	   (5,992,931)		   (9,995,046)


TRADING RESULTS
Trading profit (loss):
	Realized	15,999,703	22,822,418 	24,653,781		41,131,801
	Net change in unrealized	   (4,066,562)	   (7,460,647)	    (8,280,517)		    (2,782,862)

		  Total Trading Results	   11,933,141	   15,361,771	   16,373,264		   38,348,939


NET INCOME 	   9,172,121	    10,768,053	   10,380,333		     28,353,893

NET INCOME ALLOCATION

	Limited Partners	9,070,133	10,649,033	10,265,383	  	28,041,378
	General Partner 	101,988	119,020	114,950		312,515


NET INCOME PER UNIT

	Limited Partners                                                       0.75	  0.91                  	 	0.84		2.39
	General Partner	                                                        0.75	  0.91                  	 	0.84		2.39




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	169,625,738

Offering of Units	1,117,593.602	17,865,706                  ? 	  	17,865,706

Net Income                                                                ? 		28,041,378	312,515	28,353,893

Redemptions         (1,267,260.000)      (20,065,128)	                  ?             	(20,065,128)

Partners? Capital,
	June 30, 2006	 11,815,222.325	 193,616,408	 2,163,801	 195,780,209



Partners? Capital,
	December 31, 2006	 12,217,629.382	 207,238,137	 2,238,927	 209,477,064

Offering of Units	1,054,252.254	18,206,955            120,000	  	18,326,955

Net Income                                                                ? 		10,265,383	114,950	10,380,333

Redemptions         (961,501.937)      (16,770,032)	                  ?             	(16,770,032)

Partners? Capital,
	June 30, 2007	 12,310,379.699	 218,940,443	 2,473,877	 221,414,320









The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	10,380,333	28,353,893
Noncash item included in net income:
		Net change in unrealized	8,280,517	2,782,862

(Increase) decrease in operating assets:
		Restricted cash	(5,045,341)	(2,056,608)
		Net option premiums	1,062,398	766,186
		Interest receivable (MS&Co.)	33,114	(134,369)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	68,220	136,858
		Accrued management fees	        32,979	         74,733
		Accrued incentive fee	           ?      	     (1,704,356)

Net cash provided by operating activities	   14,812,220	    28,219,199


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	18,429,456	14,451,501
Cash paid for redemptions of Units	   (17,359,883)	 (22,009,209)

Net cash provided by (used for) financing activities	     1,069,573	   (7,557,708)

Net increase in unrestricted cash	15,881,793	20,661,491

Unrestricted cash at beginning of period	  172,839,122	 142,187,180

Unrestricted cash at end of period	   188,720,915	  162,848,671





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts (Trading Advisor), Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4-week U.S. Treasury bill discount rate during such month.  The
Partnership pays brokerage fees to MS&Co.

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Jun. 30, 2007	   7,601,616	   1,167,858     8,769,474	Jun. 2010	     Sep. 2007
Dec. 31, 2006	  14,262,116	   2,787,875	    17,049,991	Dec. 2008	     May 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis.



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $221,618,519 and $207,351,885 at June 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.




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
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $13,908,799 and expenses totaling $4,736,678, resulting in net income of $9,172,121 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.24 at March 31, 2007, to $17.99 at June 30, 2007.

The most significant trading gains of approximately 3.3% were experienced in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. During May, short positions in the Swiss franc versus the U.S. dollar resulted in further gains as the value of the U.S. dollar reversed higher after stronger than expected U.S. economic data eased concerns of a slowdown in the U.S. economy. Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S.
       dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar amid strong economic data. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 3.2% were experienced primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher amid strong U.S. retail sales data and on optimism that global trade imbalances would be reduced in the long term. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 0.9% were recorded in the global interest rate sector from short positions in European fixed-income futures as prices moved lower throughout the quarter amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Smaller gains were experienced from short positions in U.S. interest rate
       futures as prices declined during June after the
Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.0% recorded in the agricultural markets primarily during April from long positions in corn and coffee futures as prices fell amid technically-based selling. Additional losses were incurred from long positions in sugar futures as prices fell during April on speculation that higher output by Brazil, the world's largest producer, would expand a global surplus. Within the energy markets, losses of approximately 0.7% were recorded from long positions in crude oil futures during April as prices moved lower on expectations of a rise in global stockpiles. During June, further losses in the energy markets were experienced from short positions in crude oil futures as prices moved higher on concerns regarding future production in Venezuela and Iran. Lastly, losses were incurred during June from long positions in natural gas futures as prices weakened amid eased concerns over potential supply shortfalls later in 2007. Within the metals markets, losses of approximately 0.6% were recorded primarily during May and June from long positions in zinc futures as prices weakened on worries regarding future Chinese demand. Additional losses were incurred from long positions in aluminum futures as prices moved lower during May amid speculation that rising production and inventories might create a global surplus. Elsewhere in the
       metals markets, long positions in gold futures experienced losses as prices declined due to speculative selling.

The Partnership recorded total trading results including interest income totaling $20,368,148 and expenses totaling $9,987,815, resulting in net income of $10,380,333 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.15 at December 31, 2006, to $17.99 at June 30, 2007.

The most significant trading gains of approximately 3.2% were recorded in the global stock index sector primarily during January, March, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock index futures prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Within the currency sector, gains of approximately 2.1% were experienced primarily during January and May from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar strengthened relative to the Swiss franc after a report showed that the U.S. index of leading economic indicators rose and stronger than expected U.S. economic data regarding services industries and worker productivity eased concerns of a slowdown in the economy of the
       United States.  Additional gains were experienced from long positions in the euro versus the Japanese yen during January, April, May, and June as the value of the Japanese yen fell against most of its major rivals amid speculation that the Bank of Japan would keep interest rates steady in the near-term. The value of the Japanese yen continued to weaken during the second quarter in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the British pound, New Zealand dollar, and Australian dollar versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Further gains of approximately 1.5% were experienced in global interest rate sector throughout the year from short positions in European fixed-income futures as prices initially fell during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom. Additionally, European fixed-income futures prices moved lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the
       lowest level in 24 years, and housing prices in the United
Kingdom showed their biggest jump this year. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures as prices fell amid speculation that the U.S. Federal Reserve would keep interest rates steady. Newly established long positions in U.S. fixed-income futures recorded gains during February as prices reversed sharply higher in a flight-to-quality after a massive sell-off in the global equity markets that began on February 27 with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further gains were experienced from short positions in U.S. interest rate futures as prices declined during June after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Smaller gains of approximately 1.2% were recorded in the agricultural markets primarily during February, May, and June from long positions in cocoa futures as prices moved higher on speculation that political tensions in the Ivory Coast would limit production and dry weather conditions in West Africa would cause a world production deficit this season. Elsewhere, long futures positions in soybeans and soybean meal resulted in gains primarily during January, February, and June as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the western U.S. might cause a shortage in the spring harvest of 2007. During June, futures
       prices in the soybean complex continued to move higher after government reports showed that soybean acreage was down from a year earlier. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.1% recorded in the metals markets primarily during January, May, and June from long positions in zinc and aluminum futures as prices initially fell due to rising global inventories. In addition, prices continued to weaken amid worries regarding future Chinese demand.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $17,117,577 and expenses totaling $6,349,524, resulting in net income of $10,768,053 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.66 at March 31, 2006 to $16.57 at June 30, 2006.

The most significant trading gains of approximately 8.3% were experienced in the metals markets, during April and May, from long futures positions in zinc, aluminum, and copper as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories, pushing prices to all-time record highs. Additional gains were experienced from long positions in gold futures as prices reached 25-year highs, benefiting from strong demand and
       lagging supply. Furthermore, demand for gold was supported by continued geopolitical concerns regarding Iran?s nuclear program and inflation concerns due to high energy prices. Additional gains of approximately 1.0% were recorded in the global interest rate sector from short positions in U.S. and German fixed-income futures as prices trended lower. Within U.S. markets, prices declined following the release of stronger than expected economic data that showed unemployment at a five-year low and consumer confidence at a four-year high. Similarly in Germany, rising equity prices, strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Within the currency sector, gains of approximately 0.8% were achieved from long positions in the euro and British pound versus the U.S. dollar. In April, the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower against its major rivals in May on slower than expected U.S. Gross Domestic Product growth and geopolitical
       tensions between the U.S. and Iran regarding Iran?s
uranium enrichment program. Smaller gains of approximately 0.3% were achieved in the energy sector from long futures positions in unleaded gasoline as prices increased sharply during April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.3% in the agricultural complex from long positions in sugar and cotton futures as prices fell during April on reports of higher production and technically-based selling. Additional losses were incurred from long futures positions in cotton as prices declined in June on forecasts for rain in drought-ridden portions of the cotton belt. Elsewhere in the agricultural markets, long positions in coffee futures also recorded losses as prices fell throughout the quarter on favorable weather forecasts in Brazil. Smaller losses of approximately 0.6% were recorded in the global stock index markets from long positions in U.S., European, and Japanese stock index futures as equity prices reversed lower during the month of May. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long positions incurred losses in May as prices suffered a heavy sell-off on investor concern that a global economic slowdown would negatively affect Japan?s export-driven economy.

       The Partnership recorded total trading results including interest income totaling $41,528,249 and expenses totaling $13,174,356, resulting in net income of $28,353,893 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005 to $16.57 at June 30, 2005.

The most significant trading gains of approximately 18.3% resulted in the metals markets from long positions in copper, zinc, and aluminum futures as base metals prices rallied throughout a majority of the year on strong global demand and reports of falling inventories. As a result, copper prices rose to all-time record highs during the month of May. Long positions in gold futures experienced gains as gold prices reached 25-year highs, benefiting from strong demand and lagging supply. In addition, demand for gold increased given continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns, and solid global economic growth. Additional gains of approximately 3.5% were recorded in the global interest rate sector from short positions in U.S., European, and Japanese interest rate futures as prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of stronger than expected U.S. economic
       data. Similarly in Germany, rising equity prices, strong economic growth, and concerns about rising oil prices pressured German fixed-income futures prices lower. U.S. fixed-income futures prices also fell in May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 2.7% were recorded in the agricultural complex during January and March from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Elsewhere in the agricultural complex, gains were experienced during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Within the global stock index markets, gains of approximately 1.1% were experienced from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the first quarter on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded additional gains during April as prices moved higher amid positive performance in the technology sector and speculation that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end in the near future. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.0% experienced in the energy markets, during January, February, and March, from
       both long and short positions in heating oil, unleaded gasoline, and natural gas futures as prices experienced short-term volatility due to conflicting news regarding supply and demand. Smaller losses of approximately 1.0% were incurred in the currency market from short positions in the Japanese yen, Swiss franc, and Australian dollar. During the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

       The Partnership?s total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $221 million and $196 million, respectively.


Primary Market            June 30, 2007       June 30, 2006
Risk Category             Value at Risk        Value at Risk

Equity	 (1.55)%	  (0.70)%

Currency	(0.72)	              (0.61)

Interest Rate	(0.48)	(0.29)

Commodity	(1.93)	(1.70)

Aggregate Value at Risk	      (2.95)%	       (2.02)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such
       market categories due to the diversification benefit
across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category        High      Low      Average
Equity	(1.55)%	(0.40)%	(0.89)%
Currency	 (0.72)	(0.35)	(0.54)
Interest Rate	(0.48)	(0.16)	(0.27)
Commodity	(1.94)	(1.57)	(1.81)
Aggregate Value at Risk	(2.95)%	(1.92)%	(2.27)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
       activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end
       reporting periods from July 1, 2006, through June 30, 2007.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2007, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), CAC 40 (France), Hang Seng (China), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, Australian dollar, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by
       the Partnership may range from short to long-term
instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the coffee, cocoa, sugar, cotton, soybeans, corn, soybean meal, soybean oil, rapeseed, and rough rice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The third largest market exposure of the
Partnership at June 30, 2007, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, and aluminum. The Partnership also had exposure to precious metals, such as gold, palladium, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Energy.  At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, British pounds, Japanese yen, Canadian dollars, Hong Kong dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.























       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 6/30/07      26,897,221.939
Units unsold through 6/30/07 _  10,602,778.061

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $345,945,756.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2007         By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.