Form 10-Q
period 2007-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2007-11-13
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
	Ended September 30, 2007 and 2006 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-30

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	30-44

Item 4.	Controls and Procedures	44-45

Item 4T.	Controls and Procedures	45


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................46

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	46-47

Item 5.	Other Information	47

Item 6.	Exhibits...............................................47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION

	September 30,	     December 31,
                     2007       	     2006
	$	     $
	  (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	183,617,753     	     172,839,122
	Restricted cash	   17,394,822	       20,250,647

          Total cash	   201,012,575	     193,089,769
	Net unrealized gain on open contracts (MSIP)	9,509,661	     9,283,006
	Net unrealized gain on open contracts (MS&Co.)	     8,810,163	       7,766,985

	     Total net unrealized gain on open contracts	   18,319,824	      17,049,991

	Net option premiums	        (710,062)    	           680,129

	     Total Trading Equity	218,622,337	210,819,889

Subscriptions receivable	1,606,205	2,601,546
Interest receivable (MS&Co.)	        530,183	          670,338

	     Total Assets	  220,758,725	   214,091,773

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,901,088	3,111,834
Accrued brokerage fees (MS&Co.)	        1,026,781	        1,024,464
Accrued management fees	       478,339	          478,411


	     Total Liabilities	    6,406,208	        4,614,709

Partners? Capital

Limited Partners (11,866,606.370 and
    12,087,045.247 Units, respectively)	212,010,450	207,238,137
General Partner (131,089.692 and
     130,584.135 Units, respectively)	      2,342,067	       2,238,927

	     Total Partners? Capital	  214,352,517	    209,477,064

	     Total Liabilities and Partners? Capital	  220,758,725	   214,091,773
NET ASSET VALUE PER UNIT                                                               17.87                               17.15

The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
               For the Three Months	                               For the Nine Months
  	         Ended September 30,    	                        Ended September 30,

                           2007   	        2006    	       2007   	    2006
                                 $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	   1,902,415		    1,836,202		    5,897,299	        5,015,512

EXPENSES
	Brokerage fees (MS&Co.)	3,214,326	2,906,955	    9,615,032		8,393,210
	Management fees	1,499,950	   1,357,404	4,491,299		   3,901,129
	Incentive fees	            ?      	            ?      	           595,760	  	     5,144,376

		   Total Expenses 	    4,714,276	   4,264,359	 14,702,091		   17,438,715

NET INVESTMENT LOSS 	   (2,811,861)	  (2,428,157)	   (8,804,792)		  (12,423,203)


TRADING RESULTS
Trading profit (loss):
	Realized	(8,290,263)	(3,155,658) 	16,363,518		37,976,143
	Net change in unrealized	   9,550,350	  (10,123,922)	    1,269,833		   (12,906,784)

		  Total Trading Results	   1,260,087	  (13,279,580)	   17,633,351		    25,069,359


NET INCOME (LOSS) 	  (1,551,774)	   (15,707,737)	    8,828,559		     12,646,156

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,533,895)	(15,536,856)	8,731,488	  	12,504,522
	General Partner 	(17,879)	(170,881)	97,071		141,634


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                       	(0.12)	 (1.31)                  	 0.72			1.08
  	General Partner                                                        	(0.12)	 (1.31)                  	 0.72			1.08


			                                                                Units	Units   	    Units       	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                     12,183,690.804   12,031,256.995       12,278,732.259	  11,894,559.747       		 	(0.19)

	The accompanying notes are an integral part of these financial statements.

 	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)



	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2005	11,964,888.723	167,774,452	1,851,286	       169,625,738

Offering of Units	1,952,401.595	31,056,348	?     	         31,056,348

Net Income                                                              ?		12,504,522	141,634	       12,646,156

Redemptions	   (1,713,749.163)	  (27,082,948)	             ?      	        (27,082,948)

Partners? Capital,
     September 30, 2006	  12,203,541.155	 184,252,374	  1,992,920	        186,245,294




Partners? Capital,
	December 31, 2006	12,217,629.382	207,238,137	2,238,927	       209,477,064

Offering of Units	1,460,003.584	25,273,750	120,000	         25,393,750

Net Income                                                              ?		8,731,488	97,071	       8,828,559

Redemptions	   (1,679,936.904)	  (29,232,925)	       (113,931)	      (29,346,856)

Partners? Capital,
     September 30, 2007	 11,997,696.062	 212,010,450	        2,342,067	  214,352,517











The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	8,828,559	12,646,156
Noncash item included in net income:
		Net change in unrealized	(1,269,833)	12,906,784

(Increase) decrease in operating assets:
		Restricted cash	2,855,825	1,323,424
		Net option premiums	1,390,191	(1,489)
		Interest receivable (MS&Co.)	140,155	(144,280)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	2,317	127,757
		Accrued management fees	        (72)	         68,602
		Accrued incentive fee	          ?      	     (1,704,356)

Net cash provided by operating activities	   11,947,142	   25,222,598


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	26,389,091	29,318,967
Cash paid for redemptions of Units	   (27,557,602)	 (29,056,095)

Net cash provided by (used for) financing activities	    (1,168,511)	       262,872

Net increase in unrestricted cash	10,778,631	25,485,470

Unrestricted cash at beginning of period	  172,839,122	 142,187,180

Unrestricted cash at end of period	  183,617,753	  167,672,650






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006












 Futures and Forward Contracts
     Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
    $

September 30, 2007, Partnership Net Assets:  $214,352,517



Commodity
17,755,580
        8.28*
   (943,404)
      (0.44)
16,812,176
Equity
   435,571
        0.20
          ?
          ?
   435,571
Foreign currency
  2,875,158
        1.34
(1,215,728)
      (0.57)
1,659,430
Interest rate
    (413,577)
       (0.19)
     (41,623)
      (0.02)
  (455,200)






     Grand Total:
20,652,732
        9.63
 (2,200,755)
      (1.03)
  18,451,977

     Unrealized Currency Loss





  (132,153)

     Total Net Unrealized Gain per Statement of Financial Condition



18,319,824


December 31, 2006, Partnership Net Assets:  $209,477,064









Commodity
12,403,353
        5.92*
     570,125
       0.27
12,973,478
Equity
1,533,728
        0.73
 (775)
          ?
1,532,953
Foreign currency
  1,553,840
        0.74
  1,207,868
       0.58
2,761,708
Interest rate
   (773,724)
       (0.37)
     969,810
       0.46
   196,086






     Grand Total:
14,717,197
        7.02
  2,747,028
       1.31
  17,464,225

     Unrealized Currency Loss





  (414,234)

     Total Net Unrealized Gain per Statement of Financial Condition



17,049,991

* No single contract?s value exceeded 5% of Net Assets.




The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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



       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management, Inc., and FX Concepts Trading Advisor, Inc. (individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Sep. 30, 2007	  16,657,709	   1,662,115	    18,319,824	Dec. 2011	    Dec. 2007
Dec. 31, 2006	  14,262,116	   2,787,875	    17,049,991	Dec. 2008	    May 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $217,670,284 and $207,351,885 at September 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements,


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.


       The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $3,162,502 and expenses totaling $4,714,276, resulting in a net loss of $1,551,774 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $17.99 at June 30, 2007, to $17.87 at September 30, 2007.

The most significant trading losses of approximately 1.3% were incurred in the global interest rate sector during July and August from short positions in European, U.S., and Japanese fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after a significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. In addition, Japanese fixed-income futures prices rose after increases in corporate borrowing costs prompted speculation that the Bank of Japan would delay raising interest rates. Further losses of approximately 0.9% were recorded in the global stock index sector primarily during July and August from long positions in European and Japanese equity index futures as prices reversed lower on persistent concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Finally, losses of approximately 0.4% were experienced in the currency sector during July and
       August from short positions in the Japanese yen versus the
U.S. dollar, euro, and Australian dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Long positions in the New Zealand dollar versus the U.S. dollar recorded additional losses during August as the value of the U.S. dollar reversed higher against most of its major rivals as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans created increased demand for U.S. dollar-denominated government debt. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately 3.1% experienced in the agricultural markets primarily during September from long futures positions in the soybean complex, coffee, and cotton as prices moved higher on concerns that unfavorable growing conditions would reduce supplies. Smaller gains of approximately 0.1% were recorded in the energy markets during September from long positions in gasoline and heating oil futures as prices moved higher due to continuous hurricane activity in the Gulf of Mexico and data from the U.S. Department of Energy indicating falling U.S. inventories.


The Partnership recorded total trading results including interest income totaling $23,530,650 and expenses totaling $14,702,091, resulting in net income of $8,828,559 for the nine months ended

       September 30, 2007.  The Partnership?s net asset value per
Unit increased from $17.15 at December 31, 2006, to $17.87 at
September 30, 2007.


The most significant trading gains of approximately 4.4% were experienced in the agricultural markets during January, February, June, and September from long futures positions in soybeans and soybean meal as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the U.S. South and flooding in the U.S. Midwest had damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices moved higher during February, May, June, and September on speculation that political tensions in the Ivory Coast, the world?s biggest producer, would limit production. During May and September, long positions in coffee futures experienced gains as prices moved higher on concerns that a lack of rain in Brazil, the world?s biggest producer, would reduce supplies. Within the global stock index sector, gains of approximately 2.3% were recorded during January, March, April, and May from long positions in Hong Kong, U.S., and German equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. During September, prices continued to move higher leading up to and after the 50 basis point cut in interest rates by the U.S.


       Federal Reserve, as well as on sentiment that the easing
U.S. Federal Reserve policy would continue. Additional gains of approximately 1.7% were recorded in the currency sector during January and May from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar strengthened relative to the Swiss franc after a report showed the U.S. index of leading economic indicators rose and stronger than expected U.S. economic data eased concerns of a slowdown in the U.S. economy. During April, June, and September, additional currency gains were experienced from long positions in the British pound versus the U.S. dollar as the value of the British pound moved higher relative to the U.S. dollar amid speculation that the Bank of England would continue raising interest rates. Elsewhere, long positions in the euro versus the Japanese yen resulted in gains during January, April, May, and June as the value of the Japanese yen fell against most of its major rivals amid speculation that the Bank of Japan would keep interest rates steady in the near term. Further gains were recorded during September from long positions in the euro and Norwegian krone versus the U.S. dollar as the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. In addition, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term

       in order to spur economic growth.  Smaller gains of
approximately 0.2% were experienced in the global interest rate sector throughout the first half of the year. During January, gains were recorded from short positions in European fixed-income futures as prices fell after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December 2006 and unemployment dropped in the United Kingdom. Additionally, European fixed-income futures prices moved lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere, gains were recorded during January, May, and June from short positions in U.S. interest rate futures as prices fell amid strength in the equity markets and news that the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 1.1% recorded in the metals markets primarily during January, May, June, and August from long positions in zinc and aluminum futures as prices reversed sharply lower due to rising global inventories. In addition, prices continued to weaken on speculation that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(11,443,378) and expenses totaling $4,264,359, resulting in a net loss of $15,707,737 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $16.57 at June 30, 2006, to $15.26 at September 30, 2006.

The most significant trading losses of approximately 5.6% were recorded in the agricultural markets throughout the quarter from long positions in sugar futures as prices moved lower after a U.S. Department of Agriculture report showed that the cost of ethanol production using sugarcane was higher than expected. Prices continued to fall under pressure from low physical demand and high inventories. Additional losses in the agricultural markets were incurred from long positions in cocoa futures as prices moved lower during July and August after the International Cocoa Organization increased its world cocoa production estimates for the year amid encouraging signs of a bumper harvest in the Ivory Coast, the world?s largest producer. Elsewhere in the agricultural complex, long futures positions in soybeans and soybean meal recorded losses during July and August as prices decreased on weak export numbers and cooler weather forecasted for the soybean-growing regions of the U.S. Finally, long positions in cotton futures incurred losses during September as
       prices were pressured to a two-month low as the U.S.
harvest progressed with favorable weather forecasted. Additional losses of approximately 2.1% were recorded in the currency markets during early July from long positions in the Japanese yen, Swiss franc, Swedish krona, and the euro versus the U.S. dollar as the value of the U.S. dollar moved higher amid better than expected trade deficit data. In addition, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Further losses were incurred toward the end of July and in August from short positions in the Japanese yen and newly established short positions in the Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened on speculation that a slowing economy and weaker than expected U.S. Gross Domestic Product growth would result in the U.S. Federal Reserve halting its interest rate tightening campaign sooner than expected. Smaller losses of approximately 0.8% in the global interest rate markets resulted primarily during July and August from short positions in German and Japanese interest rate futures as prices reversed higher on increased demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. In addition, German fixed-income futures prices rose after the ?ZEW? report showed investor confidence in Germany fell to its lowest level since June 2001, while Japanese fixed-income futures prices also climbed higher on weak economic data and reduced speculation of another interest rate hike by the Bank of Japan in the near future. A portion of the Partnership?s overall losses for the
       quarter was offset by gains of approximately 0.5% in the energy markets, primarily during August and September, from short positions in natural gas futures as prices trended lower due to consistent news of increased domestic supply by the U.S. Department of Energy and a calm hurricane season. Elsewhere in the energy markets, short positions in heating oil futures recorded gains as prices dropped to a 10-month low after the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after OPEC cut its demand forecast. Within the global stock index futures markets, gains of approximately 0.4% were recorded during August from long positions in U.S., Hong Kong, and Japanese equity index futures as prices moved higher after tamer than expected inflation data lifted hopes that the U.S. Federal Reserve has stopped raising interest rates. Additionally, Hong Kong and Japanese equity index futures prices rose on higher than expected private sector machinery orders from the region and strength in the technology sector. In the metals markets, gains of approximately 0.3% occurred during July and August from long positions in zinc and silver futures as prices moved higher. Prices for zinc futures climbed higher on reports of weak global stockpiles and consistently strong global demand. In addition, silver futures prices were pressured higher by weak U.S. economic data and speculation of a pause in the U.S. Federal Reserve?s interest rate tightening campaign.


       The Partnership recorded total trading results including interest income totaling $30,084,871 and expenses totaling $17,438,715, resulting in net income of $12,646,156 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $14.18 at December 31, 2005, to $15.26 at September 30, 2006.

The most significant trading gains of approximately 18.7% were recorded in the metals markets throughout the first half of the year from long positions in copper, zinc, and aluminum futures as base metals prices rallied on strong global demand and reports of falling inventories. As a result, copper prices rose to all-time record highs during the month of May. Long positions in gold futures experienced gains as well as prices reached 25-year highs amid continued geopolitical concerns, inflation concerns, and solid global economic growth.
Additional gains of approximately 2.7% were experienced within the global interest rate markets during the first quarter from short positions in U.S., European, and Japanese interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures continued to move lower into the second quarter following the release of stronger than expected U.S. economic

       data.  Similarly, strong equity markets, solid economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. Smaller gains of approximately 1.6% were experienced within the global stock index markets primarily during the first quarter from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher on strong corporate earnings and solid economic data. Long positions in Hong Kong equity index futures recorded additional gains during April, July, and August as prices moved higher amid positive performance in the technology sector and speculation that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end in the near future. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 3.1% in the currency markets from short positions in the Japanese yen, Swiss franc, and Australian dollar. During the first half of the year, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc moved higher against the U.S. dollar during January and February as strong economic
       data out of Japan and Switzerland increased speculation that the Bank of Japan and Swiss National Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the ?safe haven? currency. Meanwhile, the Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia. Finally, currency losses were also incurred during February, March, and August from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Additional losses of approximately 3.0% were incurred throughout the third quarter within the agricultural markets from long positions in sugar futures as prices moved lower after a U.S. Department of Agriculture report showed that the cost of ethanol production using sugarcane was higher than expected. Prices continued to fall under pressure from low physical demand and high inventories. Losses were also incurred from long positions in cocoa futures as prices moved lower during July and August after the International Cocoa Organization increased its world cocoa production estimates for the year amid signs of a bumper harvest
       in the Ivory Coast, the world?s largest producer.
Elsewhere in the agricultural complex, long futures positions in soybeans and soybean meal recorded losses during July and August as prices decreased on weak export data and cooler weather forecasted for the soybean growing regions of the U.S. Finally, long positions in cotton futures incurred losses throughout the first nine months of the year as prices were pressured lower as the U.S. harvest progressed with favorable weather forecasted. Finally, losses of approximately 0.6% were incurred within the energy markets during February and May from both long and short positions in heating oil futures as prices experienced short-term volatility due to conflicting news regarding supply and demand.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of

       1995 (set forth in Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR

       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007 and 2006. At September 30, 2007 and 2006, the Partnership?s total capitalization was approximately $214 million and $186 million, respectively.

Primary Market          September 30, 2007   September 30, 2006
Risk Category             Value at Risk        Value at Risk

Currency	(0.59)%	              (0.35)%

Interest Rate	(0.33)	(0.21)

Equity	(0.29) 	  (0.73)

Commodity	(1.93)	(1.80)

Aggregate Value at Risk	      (2.27)%	      (1.92)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 2007.

Primary Market Risk Category        High      Low      Average
Currency	(0.72)%	(0.41)%	(0.60)%
Interest Rate	(0.48)	(0.16)	(0.30)
Equity	(1.55)	(0.29)	(0.78)
Commodity	(1.94)	(1.57)	(1.84)
Aggregate Value at Risk	(2.95)%	(2.09)%	(2.36)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be

       anticipated, however, that these market exposures will vary materially over time.

Currency. At September 30, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Australian dollar, Canadian dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership

       and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2007, the Partnership?s primary exposures were to the DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (China), CAC 40 (France), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybeans, coffee, sugar, cotton, soybean meal, corn, rubber, soybean oil, lean hogs, rapeseed, rough rice, lumber, and wheat markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The second largest market exposure of the
Partnership at September 30, 2007, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, aluminum, lead, and tin. The Partnership also had exposure to precious metals, such as gold, silver, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. The third largest market exposure of the Partnership at September 30, 2007, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

  Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in euros, British pounds, Japanese yen, Hong Kong dollars, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 9/30/07 	  27,302,973.269
Units unsold through 9/30/07  	  10,197,026,731

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2007, was $353,012,551.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Effective December 1, 2007, Cornerstone Quantitative Investment
Group, Inc. will be added as a trading advisor to the Partnership.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2007       By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.