Form 10-Q
period 2008-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2008-05-15
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes     X      No___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters
	Ended March 31, 2008 and 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	28-43

Item 4.	Controls and Procedures	43-44

Item 4T.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.	45-46

Item 5.	Other Information...................................46-48

Item 6.	Exhibits...............................................48


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	     December 31,
                        2008       	     2007
	$	     $
	  (Unaudited)
ASSETS
Investment in BHM I, LLC (cost $97,353,189)	   112,315,287

Trading Equity:

	Unrestricted cash	103,763,205     	     178,248,988
	Restricted cash	       5,870,837	       27,652,056

          Total cash	   109,634,042	     205,901,044

	Net unrealized gain (loss) on open contracts (MS&Co.)	(69,831)	     9,057,511
	Net unrealized gain on open contracts (MSIP)	           26,030	           835,498

	     Total net unrealized gain (loss) on open contracts	(43,801)	       9,893,009

	Options purchased (proceeds paid $738,128
       and $837,554, respectively)	          382,316    	           695,481

	     Total Trading Equity	109,972,557	216,489,534

Subscriptions receivable	2,567,102	3,398,937
Interest receivable (MS&Co.)	          222,319	          421,265

	     Total Assets	   225,077,265	   220,309,736

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,413,100	2,892,540
Accrued brokerage fees (MS&Co.)	        1,147,594	        1,051,799
Accrued management fees	535,544	          420,720
Options written (premiums received $582,326
   and $631,414, respectively)					    394,497		    314,263
Accrued incentive fee					                       ?     	                 102,353

	     Total Liabilities	       6,490,735	        4,781,675

Partners? Capital

Limited Partners (11,598,909.640 and
    11,838,347.676 Units, respectively)	216,143,696	213,167,590
General Partner (131,089.692 Units)	      2,442,834	       2,360,471
	     Total Partners? Capital	   218,586,530	    215,528,061


	     Total Liabilities and Partners? Capital	   225,077,265	   220,309,736

NET ASSET VALUE PER UNIT                                                               18.63                               18.01

The accompanying notes are an integral part of these financial statements

- 2 -


       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

	   	    For the Quarters Ended March 31,

                                                                         		        2008    	    2007
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (MS&Co.)		   951,066			   2,019,226

EXPENSES
	Brokerage fees (MS&Co.)		3,313,435	3,173,636
	Incentive fees		3,260,085	      595,760
	Management fees	     	    1,419,919	    1,481,741

		Total Expenses		  7,993,439	    5,251,137

NET INVESTMENT LOSS	  (7,042,373)	   (3,231,911)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,936,608)	8,654,078
	Net change in unrealized appreciation on
	 investment in BHM I, LLC 		14,962,098	                       ?
	Net change in unrealized		    1,593,059	   (4,213,955)

		Total Trading Results		   14,618,549	    4,440,123


NET INCOME	    7,576,176	    1,208,212


NET INCOME ALLOCATION

	Limited Partners                       7,493,813                         1,195,250
	General Partner                           82,363                              12,962

NET INCOME PER UNIT

	Limited Partners                                                  		                     0.62	  0.09
	General Partner                                                   		    0.62    	  0.09


	                                                                                      Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	11,863,382.714	               12,332,948.091

The accompanying notes are an integral part of these financial statements.

       <table>  	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)



	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2006	 12,217,629.382	 207,238,137	 2,238,927	 209,477,064

Offering of Units	628,934.077	 10,723,135            120,000 	  	10,843,135

Net Income                                                             ? 		1,195,250	12,962	1,208,212

Redemptions                  (394,762.258)       (6,803,423)	                  ?               	 (6,803,423)

Partners? Capital,
	March 31, 2007	 12,451,801.201	 212,353,099	 2,371,889	 214,724,988



Partners? Capital,
	December 31, 2007	 11,969,437.368	 213,167,590	 2,360,471	 215,528,061

Offering of Units	408,687.670	  7,656,281                   ? 	  	7,656,281

Net Income                                                             ? 		7,493,813	82,363	7,576,176

Redemptions                   (648,125.706)      (12,173,988)	                 ?             	 (12,173,988)

Partners? Capital,
	March 31, 2008	 11,729,999.332	 216,143,696	 2,442,834	 218,586,530













The accompanying notes are an integral part of these financial statements.

-	4 ?
       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	7,576,176	1,208,212
Purchase of investment in BHM I, LLC	(87,780,581)	?
Proceeds from sale of investments	2,277,892	?
Noncash item included in net income:
		Net change in unrealized	(1,593,059)	4,213,955
	   Net change in unrealized appreciation on
           investment in BHM I, LLC	(14,962,098)	?

(Increase) decrease in operating assets:
		Restricted cash	21,781,219	3,843,140
		Interest receivable (MS&Co.)	198,946	(54,443)
		Net option proceeds	72,768	1,242,009

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	95,795	48,828
		Accrued management fees	   114,824	23,498
		Accrued incentive fee	       (102,353)	         108,071

Net cash provided by (used for) operating activities	   (72,320,471)	    10,633,270


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	8,488,116	9,597,217
Cash paid for redemptions of Units	   (10,653,428)	     (7,345,886)

Net cash provided by (used for) financing activities	      (2,165,312)	      2,251,331

Net increase (decrease) in unrestricted cash	(74,485,783)	12,884,601

Unrestricted cash at beginning of period	    178,248,988	  172,106,122

Unrestricted cash at end of period	   103,763,205	  184,990,723

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
Non-cash investment transfer to BHM I, LLC     $11,850,500

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007












 Futures and Forward Contracts
     Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
    $

March 31, 2008, Partnership Net Assets:  $218,586,530



Commodity
   (191,215)
       (0.09)
          ?
          ?
    (191,215)
Equity
      3,457
          ?
    (328,106)
        (0.15)
  (324,649)
Foreign currency
 1,022,068
        0.47
     309,261
         0.14
1,331,329
Interest rate
   (491,528)
       (0.22)
         ?
         ?
  (491,528)






     Grand Total:
    342,782
        0.16
     (18,845)
        (0.01)
      323,937

     Unrealized Currency Loss





  (513,291)

     Total Net Unrealized Loss



  (189,354)



10,068,087


December 31, 2007, Partnership Net Assets:  $215,528,061









Commodity
 9,635,610
        4.47
     537,314
         0.25
10,172,924
Equity
  385,124
        0.18
          ?
          ?
   385,124
Foreign currency
   (349,860)
       (0.16)
    (986,474)
        (0.46)
(1,336,334)
Interest rate
 1,104,161
        0.51
    (127,932)
        (0.06)
   976,229






     Grand Total:
10,775,035
        5.00
    (577,092)
        (0.27)
  10,197,943

     Unrealized Currency Loss





  (129,856)

     Total Net Unrealized Gain



10,068,087









The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?).

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan
Stanley Capital Group Inc. ("MSCG")

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. ("Blenheim"), Eclipse Capital Management, Inc. ("Eclipse"), FX Concepts Trading Advisor, Inc. ("FX Concepts"), and (through February 29, 2008) Cornerstone Quantitative Investment Group, Inc. ("Cornerstone") (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

On January 1, 2008, the portion of the Partnership?s assets which are managed by Blenheim were initially invested as capital in Morgan Stanley Managed Futures BHM I, LLC (?BHM I, LLC? or the ?Trading Company?). BHM I, LLC was formed in order to permit commodity pools operated by Demeter and managed by Blenheim to invest together in one trading vehicle and promote efficiency and economy in the trading process. Demeter is the trading manager of BHM I, LLC. The Partnership?s allocation to Blenheim is effected by investing substantially all of the capital that is allocated to Blenheim in the Trading Company. There is no change to the investors as a result of the investment in BHM I, LLC as all the fees are all calculated at the Partnership level.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective February 29, 2008, Demeter terminated the management agreement with Cornerstone.

Effective March 1, 2008, the Partnership?s assets were reallocated as follows: Blenheim (52.50%), Eclipse (27.50%), and FX Concepts
(20.00%).

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Mar. 31, 2008	  (1,520,619)  1,331,265	       (189,354)	Sep. 2008	    Jun. 2008
Dec. 31, 2007	  11,568,520	  (1,500,433)    10,068,087	Dec. 2011	    Nov. 2008




The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $108,113,423 and $217,469,564 at March 31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency
                              - 14 -


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008: <table> <caption>



Assets
  Quoted Prices in
 Active Markets for
   Identical Assets
         (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain(loss) on open contracts
$  (1,520,619)
 $  1,343,446
 n/a

 $      (177,173)
Options purchased
            ?
      382,316
 n/a

        382,316
    Total Assets
$   (1,520,619)
  $   1,725,762
 n/a

   $       205,143






Liabilities





Options written
         ?
$      394,497
 n/a

    $       394,497






Net unrealized gain (loss) on open





  contracts
$      (1,520,619)
$   1,331,265
 n/a

$     (189,354)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.



6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from
                             - 18 -


       promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.
- 19 -


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
- 20 -


       The Partnership?s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $15,569,615 and expenses totaling $7,993,439, resulting in net income of $7,576,176 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $18.01 at December 31, 2007, to $18.63 at March 31, 2008.

The most significant trading gains of approximately 5.2% were recorded in the agricultural markets from long futures positions in the soybean complex and corn as prices increased during January following news that global production may drop, while rising energy prices may boost demand for alternative biofuels. Further gains were experienced from long futures positions in these markets as prices continued to move higher during February amid speculation that demand from China may climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, gains were experienced from long positions in cocoa futures as prices moved higher during January and February after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. During February, long positions in sugar futures resulted in further gains as prices rose on speculation that future demand may strengthen amid worries regarding future supply. Finally, long positions in cotton futures resulted in gains primarily during February as prices
       increased on speculation that future production may fall.
Additional gains of approximately 1.9% were recorded in the metals markets during January and February from long positions in gold futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets. Elsewhere, long positions in zinc, copper, and aluminum futures resulted in gains as prices moved higher during January and February on reports of falling inventories amid rising demand from China and India. Smaller gains of approximately 1.7% were recorded in the global interest rate sector primarily during January from long positions in U.S., German, and Japanese fixed-income futures as prices moved higher amid a sharp decline in global equity markets, concerns of a possible economic recession in the United States, and speculation that global interest rates will move lower. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.5% in the global stock index sector primarily during January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments may continue to erode corporate earnings and curb
       global economic growth for the foreseeable future.
Smaller losses of approximately 0.6% were incurred in the currency markets during January from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed higher against most of its major rivals after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry-trade positions. During March, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the U.S. dollar weakened towards the end of the month following news of an unexpected rise in unemployment in February, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Meanwhile, long positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during January as the value of the Canadian dollar weakened after a government report showed Canada?s business and government spending unexpectedly declined in December. Lastly, losses were also incurred during March from long positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of these currencies were pressured lower relative to the U.S. dollar due to a sharp decline in commodity prices during the middle of the month.

       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $6,459,349 and expenses totaling $5,251,137, resulting in net income of $1,208,212 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit increased from $17.15 at December 31, 2006, to $17.24 at March 31, 2007.

The most significant trading gains of approximately 2.2% were experienced in the agricultural markets, primarily during February and March, from long positions in cocoa futures as prices moved higher on speculation that political tensions along the Ivory Coast would limit production. Additional gains in the agricultural markets were recorded during January and February from long positions in corn and soybean futures as prices rose on news of persistent global demand and worries that drought conditions in the western U.S. would cause a shortage in the spring harvest of 2007. Additional gains of approximately 0.6% were experienced in the energy markets during January from short futures positions in crude oil as prices declined on skepticism that OPEC would cut production as much as originally pledged. Towards the end of February, long futures positions in gasoline resulted in gains as prices moved higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles. During March, long futures positions in Brent crude oil recorded
       further gains as prices increased after data indicated
higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Prices also rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region. Further gains of approximately 0.6% were recorded in the global interest rate futures markets from short positions in U.S. and British fixed-income futures as prices weakened during January on strength in the equity markets and the Bank of England?s decision to lift interest rates from 5.0% to 5.25%. During February, additional gains were recorded from long positions in U.S. and Japanese fixed-income futures as prices moved sharply higher in a ?flight-to-quality? after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. During March, short positions in European interest rate futures experienced gains as prices moved lower during the month amid reduced demand for the ?safe haven? of fixed-income investments after the stabilization of global equity markets as investors concluded that markets had been
       oversold.  In addition, European interest rate futures were pressured lower on strong economic data out of Germany and the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 0.7% experienced in the currency markets during late February and early March from short positions in the Japanese yen versus the U.S. dollar, British pound, Australian dollar, and euro as the value of the Japanese yen reversed sharply higher against most of its major rivals in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. Elsewhere in the currency markets, losses were experienced from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar during January as the value of the U.S. dollar reversed higher against these currencies after economic data suggested that the U.S. Federal Reserve would not cut interest rates in the near-term. Newly established short positions in the New Zealand dollar versus the U.S. dollar resulted in additional losses during February as the value of the New
       Zealand dollar moved higher in tandem with rising
commodity prices. During March, long positions in the New Zealand dollar versus the U.S. dollar experienced losses as the value of the New Zealand dollar fell after the Reserve Bank of New Zealand indicated that interest rates would remain steady in the near- term. Finally, losses of approximately 0.4% were experienced in the metals markets during January and March from long positions in zinc and aluminum futures as prices fell amid rising global inventories.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership and the Trading Company are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s and the Trading Company?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership and the Trading Company.

The futures, forwards, and options on such contracts traded by the Partnership and the Trading Company involve varying degrees of related market risk. Market risk is often dependent upon
                             - 28 ?
       changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s and the Trading Company?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership and the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s and the Trading Company?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s and the Trading Company?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership and the Trading Company is typically many times the
                               - 29 -


       applicable margin requirements.  Margin requirements
generally range between 2% and 15% of contract face value.
Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership and the Trading
Company typically to be many times the total capitalization of the Partnership and the Trading Company.

The Partnership?s and the Trading Company?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s and the Trading Company?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s and the Trading Company?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s and the Trading Company?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s and the Trading Company?s Trading
Value at Risk
The following quantitative disclosures regarding the Partnership?s and the Trading Company?s market risk exposures contain "forward-
       looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Trading Company accounts for open positions on the basis of mark to market accounting principles.
Any loss in the market value of the Partnership?s and the Trading
Company?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s and the Trading Company?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership and the Trading Company estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the
                            - 31 ?
       portfolio is sensitive.  The one-day 99% confidence level of the Partnership?s and the Trading Company?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s and the Trading Company?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s and the Trading
Company?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically
                              - 32 -

       quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s and the Trading Company?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s and the Trading Company?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008 and 2007. At March 31, 2008 and 2007, the
Partnership?s and the Trading Company?s total capitalization was approximately $219 million and $215 million, respectively.

Primary Market            March 31, 2008      March 31, 2007
Risk Category             Value at Risk        Value at Risk

Currency	(0.58)%	              (0.41)%

Interest Rate	(0.26)	(0.16)

Equity	 (0.10)	  (0.40)

Commodity	(1.10)	(1.94)

Aggregate Value at Risk	      (1.40)%	      (2.09)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s and the Trading Company?s open positions across all
       the market categories, and is less than the sum of the
VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership and the Trading Company is the speculative trading of futures, forwards, and options on such contracts, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the total of the Partnership?s and the Trading Company?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Currency	(0.93)%	(0.58)%	(0.70)%
Interest Rate	(0.48)	(0.26)	(0.38)
Equity	(1.55)	(0.10)	(0.68)
Commodity	(1.93)	(1.10)	(1.62)
Aggregate Value at Risk	(2.95)%	(1.40)%	(2.23)%

       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

       In addition, the VaR tables above, as well as the past performance of the Partnership and the Trading Company, give no indication of the Partnership?s and the Trading Company?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s and Trading Company?s VaR for each of the Partnership?s and the Trading Company?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s and the Trading Company?s historic risk, nor should it be used to predict the Partnership?s and the Trading Company?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s and the Trading Company?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership and the Trading Company have non-trading market risk on their foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership and the Trading Company also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 47% of the Partnership?s and the Trading Company?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s and the Trading Company?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s and the Trading Company?s market-sensitive instruments, in relation to the Partnership?s and the Trading Company?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s and the Trading Company?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership and the Trading Company manage their primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s and the Trading Company?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are
       subject to numerous uncertainties, contingencies and
risks, any one of which could cause the actual results of the Partnership?s and the Trading Company?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership and the Trading Company. Investors must be prepared to lose all or substantially all of their investment in the Partnership and the Trading Company.

The following were the primary trading risk exposures of the Partnership and the Trading Company at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership and the Trading Company at March 31, 2008, was to the currency sector. The Partnership?s and the Trading Company?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence
       these fluctuations.  The Partnership and the Trading
Company trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s and the Trading Company?s major exposures were to the euro, Japanese yen, Australian dollar, Canadian dollar, British pound, Norwegian krone, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s and the Trading Company?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2008, the Partnership and the Trading Company had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and the Trading Company and indirectly affect the value of their stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s and the Trading Company?s profitability. The Partnership?s and the Trading Company?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of
       France, the U.S., Britain, Germany, Japan, Italy, and
Canada. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership and the Trading Company for the foreseeable future. The speculative futures positions held by the Partnership and the Trading Company may range from short to long-term instruments.

Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership and the Trading
Company.

Equity. At March 31, 2008, the Partnership and the Trading Company had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership and the Trading Company are by law limited to futures on broadly?based indices. At March 31, 2008, the Partnership?s and the Trading Company?s primary exposures were to the Hang Seng (Hong Kong), FTSE 100 (U.K.), CAC 40 (France), DAX (Germany), S&P 500 E-MINI (U.S.), and Nikkei 225 (Japan) stock indices. The Partnership and the Trading Company is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership and the Trading Company to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership and the Trading Company at March 31, 2008, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybeans, corn, coffee, sugar, cotton, soybean meal, wheat, soybean oil, lumber, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The third largest market exposure of the
Partnership and the Trading Company at March 31, 2008, was to the metals sector. The Partnership?s and the Trading Company?s metals exposure was to fluctuations in the price of base metals, such as zinc, aluminum, copper, lead, and tin, as well as precious metals, such as gold and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy.  At March 31, 2008, the Partnership and the Trading
Company had market exposure to the energy sector.  The
Partnership?s and the Trading Company?s energy exposure was
       shared primarily by futures contracts in crude oil
and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership and the Trading Company at March 31, 2008:

Foreign Currency Balances. The Partnership?s and the Trading Company?s primary foreign currency balances at March 31, 2008, were in Japanese yen, British pounds, euros, Hong Kong dollars, Canadian dollars, Australian dollars, and Swiss francs. The Partnership and the Trading Company controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s and the Trading Company?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.


Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the
       Exchange Act), and have judged such controls and
procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 4T. CONTROLS AND PROCEDURES
Not applicable.





















-	44 ?

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 3/31/08      28,409,341.176
Units unsold through 3/31/08     9,090,658.824

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $373,084,479.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A.

       from the University of Notre Dame in 1990 and an M.B.A.
from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007
       and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.