Form 10-Q
period 2008-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2008-08-13
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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






(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
	Ended June 30, 2008 and 2007 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2008 and 2007 (Unaudited)	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-34

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	34-49

Item 4.	Controls and Procedures	49

Item 4T.	Controls and Procedures	49


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................50

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds.	50-51

Item 5.	Other Information......................................51

Item 6.	Exhibits...............................................51


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	     December 31,
             2008       	     2007
	$	     $
	  (Unaudited)
ASSETS
Investment in BHM I, LLC (cost $92,153,437)	  120,763,918	             ?
Receivable from BHM I, LLC	      1,697,445	             ?

Trading Equity:

	Unrestricted cash	95,056,353     	     178,248,988
	Restricted cash	    4,850,451	       27,652,056

          Total cash	   99,906,804	     205,901,044

	Net unrealized gain on open contracts (MS&Co.)	1,119,088	     9,057,511
	Net unrealized gain (loss) on open contracts (MSIP)	      (151,749)	           835,498

	     Total net unrealized gain on open contracts	967,339	       9,893,009

	Options purchased (proceeds paid $686,883
       and $837,554, respectively)	         687,786    	           695,481

	     Total Trading Equity	224,023,292	216,489,534

Subscriptions receivable	3,278,780	3,398,937
Interest receivable (MS&Co.)	         259,698	          421,265

	     Total Assets	  227,561,770	   220,309,736

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	4,557,191	2,892,540
Accrued brokerage fees (MS&Co.)	        1,063,958	        1,051,799
Accrued management fees	495,015	          420,720
Accrued incentive fees					                318,524	                 102,353
Options written (premiums received $285,369
   and $631,414, respectively)				                202,930	                 314,263

	     Total Liabilities	     6,637,618	        4,781,675

Partners? Capital

Limited Partners (11,510,463.840 and
    11,838,347.676 Units, respectively)	218,560,872	213,167,590
General Partner (124,461.692  and
    131,089.692 Units, respectively)	      2,363,280	       2,360,471

	     Total Partners? Capital	   220,924,152	    215,528,061

	     Total Liabilities and Partners? Capital	   227,561,770	   220,309,736

NET ASSET VALUE PER UNIT                                                               18.99                               18.01

The accompanying notes are an integral part of these financial statements </table>
- 2 -


       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
             For the Three Months	                             For the Six Months
  	              Ended June 30,     	                          Ended June 30,


                  2008   	        2007    	       2008   	    2007
                                                                                   $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     666,529		   1,975,658		   1,617,595    	       3,994,884

EXPENSES
	Brokerage fees (MS&Co.)	3,243,641	3,227,070	6,557,076 	 	6,400,706
	Management fees	1,507,923	1,509,608	2,927,842 	 	2,991,349
	Incentive fees	     318,524	           ?      	      3,578,609 		        595,760

		   Total Expenses 	   5,070,088	   4,736,678	    13,063,527		   9,987,815

NET INVESTMENT LOSS 	  (4,403,559)	   (2,761,020)	   (11,445,932)		   (5,992,931)

TRADING RESULTS
Trading profit (loss):
	Realized	(6,384,889)	15,999,703	(8,299,067)	 	24,653,781
	Net change in unrealized appreciation on
	  investment in BHM I, LLC	13,648,383	?  	  28,610,481		?
	Net change in unrealized	      1,262,466	   (4,066,562)	    2,833,095	          (8,280,517)

		  Total Trading Results	   8,525,960	   11,933,141	    23,144,509		   16,373,264

NET INCOME 	   4,122,401	   9,172,121	   11,698,577		   10,380,333

NET INCOME ALLOCATION

	Limited Partners	4,076,089	9,070,133	11,569,902		10,265,383
	General Partner 	46,312	101,988	128,675		114,950

NET INCOME PER UNIT

	Limited Partners                                                     	0.36	  0.75	    0.98  	 	0.84
	General Partner	                           0.36                       0.75	    0.98  	 	0.84

			                                                            Units     	                 Units	Units	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                  11,698,036.615	      12,370,736.979		11,787,953.998	12,337,562.725



The accompanying notes are an integral part of these financial statements.

       <table>  	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)



	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2006	 12,217,629.382	 207,238,137	 2,238,927	 209,477,064

Offering of Units	1,054,252.254	18,206,955            120,000	  	18,326,955

Net Income                                                                ? 		10,265,383	114,950	10,380,333

Redemptions         (961,501.937)      (16,770,032)	              -             	(16,770,032)

Partners? Capital,
	June 30, 2007	 12,310,379.699	 218,940,443	 2,473,877	 221,414,320




Partners? Capital,
	December 31, 2007	 11,969,437.368	 213,167,590	 2,360,471	 215,528,061

Offering of Units	879,826.844	16,420,222                   ?		16,420,222

Net Income                                                                ? 		11,569,902	128,675	11,698,577

Redemptions                                             (1,214,338.680)     (22,596,842)	          (125,866)       	(22,722,708)

Partners? Capital,
	June 30, 2008	11,634,925.532     218,560,872		 2,363,280	 220,924,152









The accompanying notes are an integral part of these financial statements.

-	4 ?
       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	    For the Six Months Ended June 30,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	11,698,577	10,380,333
Purchase of investment in BHM I, LLC	(86,083,136)	?
Proceeds from sale of investments	5,780,200	?
Receivable from BHM I, LLC 	(1,697,445)	                         ?
Noncash item included in net income:
		Net change in unrealized	(2,833,095)	8,244,678
		Net change in unrealized appreciation on
           investment in BHM I, LLC	(28,610,481)	?

(Increase) decrease in operating assets:
		Restricted cash	22,801,605	(5,045,341)
		Proceeds paid for options purchased	150,671	617,724
		Interest receivable (MS&Co.)	161,567	33,114

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	12,159	68,220
		Accrued management fees	   74,295	32,979
		Accrued incentive fee	216,171	                      ?
		Premium received for options written	       (346,045)	          480,513

Net cash provided by (used for) operating activities	   (78,674,957)	    14,812,220


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	16,540,379	18,429,456
Cash paid for redemptions of Units	   (21,058,057)	    (17,359,883)

Net cash provided by (used for) financing activities	   (4,517,678)	      1,069,573

Net increase (decrease) in unrestricted cash	(83,192,635)	15,881,793

Unrestricted cash at beginning of period	   178,248,988	  172,839,122

Unrestricted cash at end of period	   95,056,353	  188,720,915


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
Non-cash investment transfer to BHM I, LLC     $11,850,500

The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


 Futures and Forward Contracts
     Long
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
     Short
 Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
  Gain/(Loss)

$
%
$
%
    $

June 30, 2008, Partnership Net Assets:  $220,924,152



<c:>
Commodity
     648,449
        0.29
          ?
          ?
      648,449
Equity
  (124,975)
       (0.06)
     480,069
        0.22
      355,094
Foreign currency
       43,123
        0.02
      (88,078)
       (0.04)
       (44,955)
Interest rate
     475,465
        0.22
     363,620
        0.16
      839,085






     Grand Total:
  1,042,062
        0.47
    755,611
        0.34
    1,797,673

     Unrealized Currency Loss





   (830,334)

     Total Net Unrealized Gain


  Fair Value
             $
Percentage of
   Net Assets
         %



Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
687,786
0.31



Options written on Futures Contracts
?
           ?



Options written on Forward Contracts
(202,930)
 (0.09)






     967,339



10,068,087

December 31, 2007, Partnership Net Assets:  $215,528,061









Commodity
  9,844,381
        4.57
     198,830
         0.09
10,043,211
Equity
   385,124
        0.18
          ?
          ?
   385,124
Foreign currency
    (419,220)
       (0.19)
    (963,091)
        (0.45)
(1,382,311)
Interest rate
  1,106,823
        0.51
    (129,982)
        (0.06)
   976,841






     Grand Total:
10,917,108
        5.07
    (894,243)
        (0.42)
  10,022,865

     Unrealized Currency Loss





  (129,856)

     Total Net Unrealized Gain


  9,893,009


Fair Value
           $
Percentage of
  Net Assets
         %



Options purchased on Futures Contracts
            ?
        ?



Option  Options purchased on Forward Contracts
       695,481
      0.32



Options written on Futures Contracts
            ?
        ?



Options written on Forward Contracts
      (314,263)
     (0.15)




The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan
Stanley Capital Group Inc. ("MSCG") acts
633:
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. ("Blenheim"), Eclipse Capital Management, Inc., and FX Concepts Trading
Advisor, Inc. ("FX Concepts") (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

On January 1, 2008, the portion of the Partnership?s assets which are managed by Blenheim were initially invested as capital in Morgan Stanley Managed Futures BHM I, LLC ("BHM I, LLC" or the "Trading Company"). BHM I, LLC was formed in order to permit commodity pools operated by Demeter and managed by Blenheim to invest together in one trading vehicle and promote efficiency and economy in the trading process. Demeter is the trading manager of BHM I, LLC. The Partnership?s allocation to Blenheim is effected by investing substantially all of the capital that is allocated to Blenheim in the Trading Company. There is no material change to the investors as a result of the investment in BHM I, LLC.

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

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses)
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $
Jun. 30, 2008   1,176,776		(209,437)       967,339		Dec. 2008	    Sep. 2008
Dec. 31, 2007	  11,568,520	  (1,675,511)     9,893,009	Dec. 2011	    Nov. 2008


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $101,083,580 and $217,469,564 at June 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June 30, 2008:  <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
 Significant Other
     Observable
         Inputs
       (Level 2)
     Significant
       Unobservable
         Inputs
       (Level 3)




       Total

Investment in BHM I, LLC
        ?
        ?
 $120,763,918

                       $120,763,918
Unrealized gain (loss) on open contracts
                  $1,176,776
       $(209,437)
    n/a

  $       967,339
Options purchased
        ?
   $ 687,786
    n/a

  $       687,786






Liabilities





Options written
    ?
    $  202,930
    n/a

                     $        202,930

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company. The Partnership?s investment in the Trading Company represents approximately 54.66% of the net asset value of the Partnership.

Summarized information for the Partnership?s investment in the Trading Company as of June 30, 2008 is as follows:


  Fair Market Value
   January 1, 2008


   Purchases


       Sales
Net change in
  unrealized
 appreciation

  Fair Market Value
     June 30, 2008
BHM I, LLC
 $   89,554,108
$  10,076,975
 $  (7,477,646)
                       $28,610,481
                       $120,763,918

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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


7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Certain prior quarter amounts on the Statements of Operations were reclassified to conform to June 30, 2008, presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
- 20 -


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

       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $9,192,489 and expenses totaling $5,070,088, resulting in net income of $4,122,401 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $18.63 at March 31, 2008, to $18.99 at June 30, 2008.

The most significant trading gains of approximately 7.4% were recorded in the agricultural markets primarily during April and June from long positions in cocoa futures as prices rose to the highest level since 1986 on fears that dry weather would damage crops in the Ivory Coast. Elsewhere, long futures positions in the soybean complex resulted in gains as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in corn futures resulted in further gains as prices moved higher on consistently strong demand for ethanol and supply concerns after severe floods in the U.S. Midwest damaged crops. Additional gains of approximately 2.0% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and
       concerns of a U.S. supply shortage.  Elsewhere, long
positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil and its related products and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 0.2% were recorded in the global stock index sector primarily during June from short positions in European equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.7% incurred in the global interest rate sector primarily during April and May from long positions in U.S., European, and Japanese fixed-income futures as prices moved lower on speculation that the U.S. Federal Reserve, European Central Bank, and Bank of Japan might not ease borrowing costs as much as previously expected due to accelerating global inflation. Further losses were incurred during June from both
       short and long positions in U.S. and European interest rate futures as prices moved without consistent direction throughout the month amid uncertainty regarding inflation and central bank policy. Additional losses of approximately 1.9% were recorded in the currency sector from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the quarter. Long positions in the Canadian dollar versus the U.S. dollar incurred additional losses during June as the value of the Canadian dollar weakened against the U.S. dollar amid continued weak economic data out of Canada. Elsewhere, long positions in the Swiss franc and euro versus the U.S. dollar resulted in losses during May and June as the value of the U.S. dollar strengthened against these currencies after stronger-than-expected economic reports signaled that the U.S. economy might avoid a recession. Smaller losses of approximately 0.8% were experienced in the metals markets primarily during April and May from long positions in zinc futures as prices fell amid rising inventories and slower demand. Elsewhere, losses were recorded primarily during April and May from long positions in gold futures as prices moved lower amid continued uncertainty in the direction of the U.S. dollar.
       The Partnership recorded total trading results including interest income totaling $24,762,104 and expenses totaling $13,063,527, resulting in net income of $11,698,577 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $18.01 at December 31, 2007, to $18.99 at June 30, 2008.

The most significant trading gains of approximately 13.0% were experienced in the agricultural markets throughout a majority of first six months of the year from long positions in cocoa futures as prices moved higher amid supply disruptions in the Ivory Coast. Elsewhere, gains were experienced from long futures positions in the soybean complex primarily during April and June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Long positions in corn futures resulted in gains as prices moved higher throughout the first six months of the year amid supply concerns and rising demand for alternative fuels made from crops. Additional gains of approximately 2.1% were recorded in the energy markets primarily during the second quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere,
       long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil and its related products and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 1.0% were recorded in the metals markets primarily during January, February, and June from long positions in gold futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar. Elsewhere, long positions in copper and aluminum futures resulted in gains as prices moved higher during January, February, and June on reports of declining global stockpiles and rising demand from China and India. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 2.4% recorded in the currency sector during January, March, April, and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed higher against most of its major rivals after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry-trade positions. Meanwhile, long positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during January, March, and June as the value of the Canadian dollar weakened against the U.S.
       dollar amid continued weak economic data out of Canada.
Losses were also recorded from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the second quarter. Lastly, long positions in the Swiss franc versus the U.S. dollar resulted in losses during May and June as the value of the U.S. dollar strengthened against the Swiss franc after stronger-than-expected economic reports signaled that the U.S. economy might avoid a recession. Additional losses of approximately 2.4% were experienced in the global stock index sector primarily during January from long positions in Hong Kong, European, and U.S. equity index futures as prices moved lower on concerns that mounting losses linked to U.S. subprime mortgage investments would continue to erode corporate earnings and curb global economic growth. During April and May, losses were recorded from newly established short positions in Hong Kong, European, and U.S. equity index futures as prices reversed higher due to restored confidence in the global financial markets following news of better-than-expected corporate earnings reports. Smaller losses of approximately 1.1% were recorded in the global interest rate sector primarily during March, April, and May from long positions in European fixed-income futures as prices moved lower on speculation that
       the European Central Bank might not ease borrowing costs as much as previously expected due to accelerating global inflation. Further losses were incurred during June from both short and long positions in European interest rate futures as prices moved without consistent direction throughout the month amid uncertainty regarding inflation and central bank policy.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $13,908,799 and expenses totaling $4,736,678, resulting in net income of $9,172,121 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.24 at March 31, 2007, to $17.99 at June 30, 2007.

The most significant trading gains of approximately 3.3% were experienced in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. During May, short positions in the Swiss franc versus the U.S. dollar resulted in further gains as the value of the U.S. dollar
       reversed higher after stronger-than-expected U.S. economic data eased concerns of a slowdown in the U.S. economy.
Elsewhere, gains were recorded from long positions in the New Zealand dollar, Australian dollar, and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar amid strong economic data. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 3.2% were experienced primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. In addition, prices were pressured higher amid strong U.S. retail sales data and on optimism that global trade imbalances would be reduced in the long term. Further gains in the global equity index sector were experienced from long positions in Pacific Rim stock index futures as prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 0.9% were recorded in the global interest rate sector from short positions in European fixed-income futures as prices moved lower throughout the quarter amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were
       pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Smaller gains were experienced from short positions in U.S. interest rate futures as prices declined during June after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.0% recorded in the agricultural markets primarily during April from long positions in corn and coffee futures as prices fell amid technically-based selling.
Additional losses were incurred from long positions in sugar futures as prices fell during April on speculation that higher output by Brazil, the world's largest producer, would expand a global surplus. Within the energy markets, losses of approximately 0.7% were recorded from long positions in crude oil futures during April as prices moved lower on expectations of a rise in global stockpiles. During June, further losses in the energy markets were experienced from short positions in crude oil futures as prices moved higher on concerns regarding future production in Venezuela and Iran. Lastly, losses were incurred during June from long positions in natural gas futures as prices weakened amid eased concerns over potential supply shortfalls later in 2007. Within the metals markets, losses of
       approximately 0.6% were recorded primarily during May and
June from long positions in zinc futures as prices weakened on worries regarding future Chinese demand. Additional losses were incurred from long positions in aluminum futures as prices moved lower during May amid speculation that rising production and inventories might create a global surplus. Elsewhere in the metals markets, long positions in gold futures experienced losses as prices declined due to speculative selling.

The Partnership recorded total trading results including interest income totaling $20,368,148 and expenses totaling $9,987,815, resulting in net income of $10,380,333 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $17.15 at December 31, 2006, to $17.99 at June 30, 2007.

The most significant trading gains of approximately 3.2% were recorded in the global stock index sector primarily during January, March, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock index futures prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Within the currency sector, gains of approximately 2.1% were experienced primarily during January
       and May from short positions in the Swiss franc versus the
U.S. dollar as the value of the U.S. dollar strengthened relative to the Swiss franc after a report showed that the U.S. index of leading economic indicators rose and stronger-than-expected U.S. economic data regarding services industries and worker productivity eased concerns of a slowdown in the economy of the United States. Additional gains were experienced from long positions in the euro versus the Japanese yen during January, April, May, and June as the value of the Japanese yen fell against most of its major rivals amid speculation that the Bank of Japan would keep interest rates steady in the near-term. The value of the Japanese yen continued to weaken during the second quarter in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the British pound, New Zealand dollar, and Australian dollar versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Further gains of approximately 1.5% were experienced in global interest rate sector throughout the year from short positions in European fixed-income futures as prices
                             - 32 -


       initially fell during January after reports showed
confidence in the Euro-Zone economy stayed close to a six-year high in December and unemployment dropped in the United Kingdom. Additionally, European fixed-income futures prices moved lower throughout the second quarter on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures asprices fell amid speculation that the U.S. Federal Reserve would keep interest rates steady. Newly established long positions in U.S. fixed-income futures recorded gains during February as prices reversed sharply higher in a flight-to-quality after a massive sell-off in the global equity markets that began on February 27 with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further gains were experienced from short positions in U.S. interest rate futures as prices declined during June after the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Smaller gains of approximately 1.2% were recorded in the agricultural markets primarily during February, May, and June from long positions in cocoa futures as prices moved higher on speculation that political tensions in the Ivory Coast would limit production and dry weather conditions in West Africa would cause a world
                           - 33 ?
       production deficit this season.  Elsewhere, long futures positions in soybeans and soybean meal resulted in gains primarily during January, February, and June as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the western U.S. might cause a shortage in the spring harvest of 2007. During June, futures prices in the soybean complex continued to move higher after government reports showed that soybean acreage was down from a year earlier. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.1% recorded in the metals markets primarily during January, May, and June from long positions in zinc and aluminum futures as prices initially fell due to rising global inventories. In addition, prices continued to weaken amid worries regarding future Chinese demand.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership. Throughout this Item 3, references to the
       Partnership include assets, positions and instruments also held by the Trading Company with respect to the Partnership?s investment in the Trading Company.

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of their future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of their speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices
       or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either
       Demeter or the Trading Advisors in their daily risk
management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At both June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $221 million.

Primary Market            June 30, 2008       June 30, 2007
Risk Category             Value at Risk        Value at Risk

Currency	(1.10)%	             (0.72)%

Interest Rate	(0.17)	(0.48)

Equity 	(0.10)	  (1.55)

Commodity	(1.64)	(1.93)

Aggregate Value at Risk	      (2.31)%	      (2.95)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
       Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of their trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the total of the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency	(1.10)%	(0.58)%	(0.80)%
Interest Rate	 (0.45)	(0.17)	(0.30)
Equity	(0.79)	(0.10)	(0.32)
Commodity	(1.93)	(1.10)	(1.55)
Aggregate Value at Risk	(2.31)%	(1.40)%	(2.07)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
       However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30,
       2008.  VaR is not necessarily representative of the
Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or their ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of their available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 43% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-

       sensitive instruments, in relation to the Partnership?s
Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the

       Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Australian dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
       Interest Rate.  At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2008, the Partnership?s primary exposures were to the Hang Seng (Hong Kong), DAX (Germany), and S&P 500 E-MINI (U.S.) stock
       indices.  The Partnership is exposed to the risk of
adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Commodity.
Metals.	 The second largest market exposure of the
Partnership at June 30, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, zinc, copper, nickel, lead, and tin, as well as precious metals, such as gold and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, corn, soybeans, cotton, wheat, lumber, soybean meal, lean hogs, and rapeseed

       markets.  Supply and demand inequalities, severe
weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in natural gas, as well as crude oil and its related products.
Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, British pounds, Hong Kong dollars, Canadian dollars, and Swiss francs. The Partnership controls the non-trading
       risk of foreign currency balances by regularly
converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the
       effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Item 4T. CONTROLS AND PROCEDURES
Not applicable.

















-	49 ?

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	4,000,000.000		September 15, 1994	33-80146
Additional Registration	6,000,000.000		January 31, 1996	333-00494
Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
Additional Registration	6,500,000.000   	April 28, 2003	333-104003
Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
  Total Units Registered	  37,500,000.000

Units sold through 6/30/08     28,880,480.350
Units unsold through 6/30/08    8,619,519.650

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $381,848,420.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.


Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.


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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2008         By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.