Form 10-Q
period 2008-09-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2008-11-17
CIK 925263

1:     UNITED STATES
2:     	SECURITIES AND EXCHANGE COMMISSION
3:     	Washington, D.C. 20549
4:
5:     	FORM 10-Q
6:
7:
8:     [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
9:     EXCHANGE ACT OF 1934
10:     For the quarterly period ended September 30, 2008 or
11:
12:     [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
13:     SECURITIES EXCHANGE ACT OF 1934
14:     For the transition period from               to__________________
15:
16:     Commission File Number 0-26280
17:
18:     	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
19:
20:     	(Exact name of registrant as specified in its charter)
21:
22:     		Delaware						      13-3782225
23:     (State or other jurisdiction of				  (I.R.S. Employer
24:     incorporation or organization)			       Identification No.)
25:
26:
27:     Demeter Management Corporation
28:     522 Fifth Avenue, 13th Floor
29:     New York, NY	 						  	    10036
30:     (Address of principal executive offices)	  	      (Zip Code)
31:
32:     Registrant?s telephone number, including area code    (212) 296-1999
33:
34:
35:
36:
37:
38:
39:     (Former name, former address and former fiscal year, if changed since
40:     last report)
41:
42:     Indicate by check mark whether the registrant (1) has filed all reports
43:     required to be filed by Section 13 or 15(d) of the Securities Exchange
44:     Act of 1934 during the preceding 12 months (or for such shorter period
45:     that the registrant was required to file
 such reports), and (2) has been
46:     subject to such filing requirements for the past 90 days.
47:
48:     Yes     X      No___________
49:
50:     Indicate by check mark whether the registrant is a large accelerated
51:     filer, an accelerated filer, a non-accelerated filer, or a smaller
52:     reporting company.  See the definitions of ?large accelerated filer?,
53:     ?accelerated filer? and ?smaller
reporting company? in Rule 12b-2 of the
54:     Exchange Act.
55:
56:     Large accelerated filer_______ 		Accelerated filer_______
57:     Non-accelerated filer   X   		Smaller reporting company_______
58:
59:     Indicate by check mark whether the registrant is a shell company (as
60:     defined in Rule 12b-2 of the Exchange Act).  Yes____  No  X
61:
62:     	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
63:
64:     	INDEX TO QUARTERLY REPORT ON FORM 10-Q
65:
66:     September 30, 2008
67:
68:     <caption>
69:
70:     PART I. FINANCIAL INFORMATION
71:
72:     Item 1. Financial Statements
73:     <s>				<c>
74:     		Statements of Financial Condition as of September 30, 2008
75:     		(Unaudited) and December 31, 2007	2
76:
77:     		Statements of Operations for the Three and Nine Months
78:     	Ended September 30, 2008 and 2007 (Unaudited) 	3
79:
80:     		Statements of Changes in Partners? Capital for the
81:     	Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4
82:
83:     		Statements of Cash Flows for the Nine Months Ended
84:     		September 30, 2008 and 2007 (Unaudited)	5
85:
86:     		Condensed Schedules of Investments as of September 30, 2008
87:     		(Unaudited) and December 31, 2007	6
88:
89:     		Notes to Financial Statements (Unaudited)	7-18
90:
91:     Item 2.	Management?s Discussion and Analysis of
92:     			Financial Condition and Results of Operations	19-33
93:
94:     Item 3.	Quantitative and Qualitative Disclosures About
95:     			Market Risk	33-47
96:
97:     Item 4.	Controls and Procedures	47-48
98:
99:     Item 4T.	Controls and Procedures	48
100:
101:
102:     PART II. OTHER INFORMATION
103:
104:     Item 1A.Risk Factors............................................49
105:
106:     Item 2.	Unregistered Sales of Equity Securities
107:     			and Use of Proceeds.	49-50
108:
109:     Item 5.	Other Information.......................................50
110:
111:     Item 6.	Exhibits.............................................50-51
112:
113:     </table>
114:
115:
116:            <table> PART I.  FINANCIAL INFORMATION
117:     Item 1.  Financial Statements
118:
119:     	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
120:     	STATEMENTS OF FINANCIAL CONDITION
121:     <caption>
122:     	September 30,	     December 31,
123:                        2008       	     2007
124:     	$	     $
125:     	  (Unaudited)
126:     ASSETS
127:     <s>	<c>	<c>
128:     Investment in BHM I, LLC (cost $92,154,952)	106,137,861  	             ?
129:     Redemptions receivable from BHM I, LLC	       591,276	                   ?
130:
131:     Trading Equity:
132:
133:     	Unrestricted cash	96,419,690     	     178,248,988
134:     	Restricted cash	     2,320,585	       27,652,056
135:
136:               Total cash	    98,740,275	     205,901,044
137:
138:     	Net unrealized gain (loss) on open contracts (MS&Co.)	(38,306)	     9,057,511
139:     	Net unrealized gain (loss) on open contracts (MSIP)	        (397,483)	           835,498
140:
141:     	     Total net unrealized gain (loss) on open contracts	         (435,789)	       9,893,009
142:
143:     	Options purchased (proceeds paid $724,062
144:            and $837,554, respectively)	          424,157    	           695,481
145:
146:     	     Total Trading Equity	205,457,780	216,489,534
147:
148:     Subscriptions receivable	2,935,291	3,398,937
149:     Interest receivable (MS&Co.)	          125,185	          421,265
150:
151:     	     Total Assets	  208,518,256	   220,309,736
152:
153:     LIABILITIES AND PARTNERS? CAPITAL
154:
155:     Liabilities
156:
157:     Redemptions payable	2,525,951	2,892,540
158:     Accrued brokerage fees (MS&Co.)	       1,058,222	        1,051,799
159:     Options written (premiums received $778,985
160:        and $631,414, respectively)				         	   797,324	                 314,263
161:     Accrued management fees	494,159	          420,720
162:     Accrued incentive fee					                 ?	__	                 102,353
163:
164:     	     Total Liabilities	       4,875,656	        4,781,675
165:
166:     Partners? Capital
167:
168:     Limited Partners (11,757,614.904 and
169:         11,838,347.676 Units, respectively)	201,509,497	213,167,590
170:     General Partner (124,461.692 and
171:         131,089.692 Units, respectively)	       2,133,103	       2,360,471
172:
173:     	     Total Partners? Capital	    203,642,600	    215,528,061
174:
175:     	     Total Liabilities and Partners? Capital	   208,518,256	   220,309,736
176:
177:     NET ASSET VALUE PER UNIT     17.14                               18.01
178:     <fn>
179:     The accompanying notes are an integral part
180:     of these financial statements.  </table>
181:     - 2 -
182:
183:
184:            <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
185:     	STATEMENTS OF OPERATIONS
186:     (Unaudited)
187:       <caption>
188:                           For the Three Months	                           For the Nine Months
189:       	              Ended September 30,     	        Ended September 30,
190:
191:
192:                              2008   	        2007    	       2008   	    2007
193:                                       $	               $	     $	 $
194:     <s>	<c>	<c>			<c>			<c>
195:     INVESTMENT INCOME
196:     	Interest income (MS&Co.)	     614,145		    1,902,415		   2,231,740    	       5,897,299
197:
198:     EXPENSES
199:     	Brokerage fees (MS&Co.)	3,217,676	3,214,326	9,774,752 	 	9,615,032
200:     	Management fees	1,503,355	1,499,950	 4,431,197	 	4,491,299
201:     	Incentive fees	           ?      	           ?      	     3,578,609		        595,760
202:
203:     		   Total Expenses 	   4,721,031	   4,714,276	   17,784,558		  14,702,091
204:
205:     NET INVESTMENT LOSS 	   (4,106,886)	   (2,811,861)	  (15,552,818)		   (8,804,792)
206:
207:     TRADING RESULTS
208:     Trading profit (loss):
209:     	Realized	(1,149,030)	(8,224,492)	(9,448,097)	 	16,429,289
210:     	Net change in unrealized appreciation on
211:           investment in BHM I, LLC	(14,627,572)	?      	13,982,909		?
212:     	Net change in unrealized	   (1,804,717)   	     9,484,579	    1,028,378	            1,204,062
213:
214:     		  Total Trading Results	  (17,581,319)	     1,260,087	    5,563,190		  17,633,351
215:
216:     NET INCOME (LOSS)	  (21,688,205)	   (1,551,774)	  (9,989,628)		    8,828,559
217:
218:     NET INCOME (LOSS) ALLOCATION
219:
220:     	Limited Partners	(21,458,028)	(1,533,895)	(9,888,126)		8,731,488
221:     	General Partner 	(230,177)	(17,879)	(101,502)		97,071
222:
223:     NET INCOME (LOSS) PER UNIT
224:
225:     	Limited Partners                                                     (1.85)	 (0.12)	  	(0.87) 		0.72
226:     	General Partner                                                  	   (1.85)	 (0.12)	  	(0.87) 		0.72
227:
228:     			                                                            Units     	                 Units	Units	     Units
229:     WEIGHTED AVERAGE NUMBER
230:     	OF UNITS OUTSTANDING                  11,779,720.130		 12,183,690.804	 11,799,963.297	12,278,732.259
231:
232:     <fn>
233:
234:
235:
236:     The accompanying notes are an integral part
237:     of these financial statements.  </table>
238:
239:     - 3 -
240:            <table>  	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
241:     	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
242:     	For the Nine Months Ended September 30, 2008 and 2007
243:     	(Unaudited)
244:
245:     <caption>
246:
247:
248:     	 Units of
249:     	   Partnership	Limited	General
250:     	   Interest   	Partners	Partner	Total
251:     		$	$	$
252:     <s>	<c>	<c>	<c>	<c>
253:     Partners? Capital,
254:     	December 31, 2006	12,217,629.382	207,238,137	2,238,927	       209,477,064
255:
256:     Offering of Units	1,460,003.584	25,273,750	120,000	         25,393,750
257:
258:     Net Income                                                              ?		8,731,488	97,071	       8,828,559
259:
260:     Redemptions	   (1,679,936.904)	  (29,232,925)	       (113,931)	      (29,346,856)
261:
262:     Partners? Capital,
263:          September 30, 2007	 11,997,696.062	 212,010,450	        2,342,067	  214,352,517
264:
265:
266:
267:
268:
269:     Partners? Capital,
270:     	December 31, 2007	 11,969,437.368	 213,167,590	 2,360,471      215,528,061
271:
272:     Offering of Units	1,542,340.714	28,152,799	?    	         28,152,799
273:
274:     Net Loss                                                                ?		(9,888,126)	(101,502)	      (9,989,628)
275:
276:     Redemptions	   (1,629,701.486)	  (29,922,766)	       (125,866)	      (30,048,632)
277:
278:     Partners? Capital,
279:          September 30, 2008	 11,882,076.596	 201,509,497	        2,133,103	  203,642,600
280:
281:
282:
283:
284:     <fn>
285:
286:
287:
288:
289:
290:
291:     The accompanying notes are an integral part
292:     of these financial statements.  </table>
293:
294:
295:     -	4 ?
296:            <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
297:     	STATEMENTS OF CASH FLOWS
298:     (Unaudited)
299:     <caption>
300:     	    For the Nine Months Ended September 30,
301:
302:     	      2008     	      2007
303:     	      $	      $
304:
305:     CASH FLOWS FROM OPERATING ACTIVITIES
306:     <s>			<c>	<c>
307:     Net income (loss)	(9,989,628)	8,828,559
308:     Purchase of investment in BHM I, LLC	(87,782,099)	?
309:     Proceeds from sale of investments 	7,477,645	?
310:     Redemptions receivable from BHM I, LLC	(591,276)	?
311:     Noncash item included in net income (loss):
312:     		Net change in unrealized	(1,028,378)	(1,204,062)
313:     		Net change in unrealized appreciation on
314:      		  investment in BHM I, LLC	(13,982,909)	?
315:
316:     Decrease in operating assets:
317:     		Restricted cash	25,331,471	2,855,825
318:     		Proceeds paid for options purchased	113,492	553,729
319:     		Interest receivable (MS&Co.)	296,080	140,155
320:
321:     Increase (decrease) in operating liabilities:
322:     		Accrued brokerage fees (MS&Co.)	6,423	2,317
323:     		Premium received for options written	              147,571	        770,691
324:     		Accrued management fees       73,439                            (72)
325:     		Accrued incentive fee	       (102,353)	                         ?
326:
327:
328:     Net cash provided by (used for) operating activities	    (80,030,522)	    11,947,142
329:
330:
331:     CASH FLOWS FROM FINANCING ACTIVITIES
332:
333:     Cash received from offering of Units	28,616,445	26,389,091
334:     Cash paid for redemptions of Units	   (30,415,221)	    (27,557,602)
335:
336:     Net cash used for financing activities	     (1,798,776)	     (1,168,511)
337:
338:     Net increase (decrease) in unrestricted cash	(81,829,298)	10,778,631
339:
340:     Unrestricted cash at beginning of period	   178,248,988	  172,839,122
341:
342:     Unrestricted cash at end of period	   96,419,690	  183,617,753
343:
344:     SUPPLEMENTAL DISCLOSURE ON NON-CASH OPERATING ACTIVITY:
345:     Non-cash investment transfer to BHM I, LLC    $11,850,500
346:     <fn>
347:
348:     The accompanying notes are an integral part
349:     of these financial statements.  </table>
350:
351:     - 5 -
352:            <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
353:     CONDENSED SCHEDULES OF INVESTMENTS
354:     September 30, 2008 (Unaudited) and December 31, 2007
355:     <caption>
356:
357:
358:      Futures and Forward Contracts
359:            Long
360:        Unrealized
361:       Gain/(Loss)
362:
363:     Percentage of
364:       Net Assets
365:            Short
366:        Unrealized
367:        Gain/(Loss)
368:
369:     Percentage of
370:       Net Assets
371:             Net
372:        Unrealized
373:        Gain/(Loss)
374:
375:       $
376:     %
377:     $
378:     %
379:          $
380:
381:     September 30, 2008, Partnership Net Assets:  $203,642,600
382:
383:
384:
385:     <s>
386:     <c>
387:     <c>
388:     <c>
389:     <c>
390:     <c>
391:     Commodity
392:        (264,153)
393:            (0.13)
394:           (25,297)
395:            (0.01)
396:          (289,450)
397:     Equity
398:               ?
399:              ?
400:          256,751
401:             0.13
402:        256,751
403:     Foreign currency
404:        (742,450)
405:            (0.36)
406:       1,130,673
407:             0.55
408:        388,223
409:     Interest rate
410:             7,209
411:              ?
412:           (16,549)
413:            (0.01)
414:          (9,340)
415:
416:
417:
418:
419:
420:
421:          Grand Total:
422:        (999,394)
423:            (0.49)
424:       1,345,578
425:             0.66
426:          346,184
427:
428:          Unrealized Currency Loss
429:
430:
431:
432:
433:
434:       (781,973)
435:
436:          Total Net Unrealized Loss
437:
438:
439:       Fair Value
440:                  $
441:     Percentage of
442:        Net Assets
443:              %
444:
445:
446:
447:     Options purchased on Futures Contracts
448:     ?
449:     ?
450:
451:
452:
453:     Options purchased on Forward Contracts
454:            424,157
455:           0.21
456:
457:
458:
459:     Options written on Futures Contracts
460:                 ?
461:             ?
462:
463:
464:
465:     Options written on Forward Contracts
466:           (797,324)
467:          (0.39)
468:
469:
470:
471:
472:
473:
474:       (435,789)
475:
476:
477:
478:     10,068,087
479:
480:     December 31, 2007, Partnership Net Assets:  $215,528,061
481:
482:
483:
484:
485:
486:
487:
488:
489:
490:     Commodity
491:       9,844,381
492:             4.57
493:          198,830
494:              0.09
495:     10,043,211
496:     Equity
497:        385,124
498:             0.18
499:               ?
500:               ?
501:        385,124
502:     Foreign currency
503:         (419,220)
504:            (0.19)
505:         (963,091)
506:             (0.45)
507:     (1,382,311)
508:     Interest rate
509:       1,106,823
510:             0.51
511:         (129,982)
512:             (0.06)
513:        976,841
514:
515:
516:
517:
518:
519:
520:          Grand Total:
521:     10,917,108
522:             5.07
523:         (894,243)
524:             (0.42)
525:       10,022,865
526:
527:          Unrealized Currency Loss
528:
529:
530:
531:
532:
533:       (129,856)
534:
535:          Total Net Unrealized Gain
536:
537:
538:       9,893,009
539:
540:
541:     Fair Value
542:                $
543:     Percentage of
544:       Net Assets
545:              %
546:
547:
548:
549:     Options purchased on Futures Contracts
550:                 ?
551:             ?
552:
553:
554:
555:     Option  Options purchased on Forward Contracts
556:            695,481
557:           0.32
558:
559:
560:
561:     Options written on Futures Contracts
562:                 ?
563:             ?
564:
565:
566:
567:     Options written on Forward Contracts
568:           (314,263)
569:          (0.15)
570:
571:
572:
573:
574:     <fn>
575:     The accompanying notes are an integral part
576:      of these financial statements.  </table>
577:
578:     -	6 -
579:            MORGAN STANLEY SPECTRUM STRATEGIC L.P.
580:     NOTES TO FINANCIAL STATEMENTS
581:
582:     September 30, 2008
583:
584:     (Unaudited)
585:
586:
587:     The unaudited financial statements contained herein include, in
588:     the opinion of management, all adjustments necessary for a fair
589:     presentation of the financial condition and results of operations
590:     of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
591:     The financial statements and condensed notes herein should be read
592:     in conjunction with the Partnership?s December 31, 2007, Annual
593:     Report on Form 10-K.
594:
595:     1.  Organization
596:     Morgan Stanley Spectrum Strategic L.P. is a Delaware limited
597:     partnership organized in 1994 to engage primarily in the
598:     speculative trading of futures contracts, options on futures and
599:     forward contracts, and forward contracts on physical commodities
600:     and other commodity interests, including, but not limited to,
601:     foreign currencies, financial instruments, metals, energy, and
602:     agricultural products (collectively, ?Futures Interests?). The
603:     Partnership is one of the Morgan Stanley Spectrum series of funds,
604:     comprised of the Partnership, Morgan Stanley Spectrum Currency
605:     L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley
606:     Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P.
607:     (collectively, the ?Spectrum Series?).
608:
609:     - 7 -
610:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
611:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
612:
613:     The Partnership may buy or write put and call options through
614:     listed exchanges and the over-the-counter market.  The buyer has
615:     the right to purchase (in the case of a call option) or sell (in
616:     the case of a put option) a specified quantity of a specific
617:     Futures Interest or underlying asset at a specified price prior to
618:     or on a specified expiration date.  The writer of an option is
619:     exposed to the risk of loss if the market price of the underlying
620:     asset declines (in the case of a put option) or increases (in the
621:     case of a call option).  The writer of an option can never profit
622:     by more than the premium paid by the buyer but can lose an
623:     unlimited amount.
624:
625:     Premiums received/proceeds paid from writing/purchasing options
626:     are recorded as liabilities/assets on the Statements of Financial
627:     Condition and are subsequently adjusted to current values.  The
628:     difference between the current value of the options and the
629:     premiums received/proceeds paid is treated as an unrealized gain
630:     or loss.
631:
632:     The Partnership?s general partner is Demeter Management
633:     Corporation ("Demeter"). The commodity brokers are Morgan Stanley
634:     & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
635:     International plc ("MSIP").  MS&Co. also acts as the counterparty
636:     on all trading of foreign currency forward contracts.
637:                                   - 8 -
638:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
639:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
640:
641:     Morgan Stanley Capital Group Inc. ("MSCG") acts as the
642:     counterparty on all trading of options on foreign currency
643:     forward contracts. MSIP serves as the commodity broker for trades
644:     on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are
645:     wholly-owned subsidiaries of Morgan Stanley. The trading advisors
646:     to the Partnership are Blenheim Capital Management, L.L.C.
647:     ("Blenheim"), Eclipse Capital Management, Inc., and FX Concepts
648:     Trading Advisor, Inc. ("FX Concepts") (each individually, a
649:     "Trading Advisor", or collectively, the "Trading Advisors").
650:
651:     On January 1, 2008, the portion of the Partnership?s assets which
652:     is managed by Blenheim was initially invested as capital in Morgan
653:     Stanley Managed Futures BHM I, LLC ("BHM I, LLC" or the "Trading
654:     Company").  BHM I, LLC was formed in order to permit commodity
655:     pools operated by Demeter and managed by Blenheim to invest
656:     together in one trading vehicle and promote efficiency and economy
657:     in the trading process.  Demeter is the trading manager of BHM I,
658:     LLC.  The Partnership?s allocation to Blenheim is effected by
659:     investing substantially all of the capital that is allocated to
660:     Blenheim in the Trading Company.  There is no material change to
661:     the investors as a result of the investment in BHM I, LLC.
662:
663:
664:
665:                                    - 9 -
666:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
667:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
668:
669:     2.  Related Party Transactions
670:     The Partnership?s cash is on deposit with MS&Co. and MSIP in
671:     futures, forward, and options trading accounts to meet margin
672:     requirements as needed.  MS&Co. pays the Partnership at each month
673:     end interest income on 80% of the funds on deposit with the
674:     commodity brokers at a rate equal to the monthly average of the
675:     4-week U.S. Treasury bill discount rate during such month.  The
676:     Partnership pays brokerage fees to MS&Co.
677:
678:     3.  Income Taxes
679:     No provision for income taxes has been made in the accompanying
680:     financial statements, as partners are individually responsible
681:     for reporting income or loss based upon their respective share of
682:     the Partnership?s revenues or expenses for income tax purposes.
683:     The Partnership files U.S. federal and state tax returns.  The
684:     2004 through 2007 tax years generally remain subject to
685:     examination by U.S. federal and most state tax authorities.
686:
687:     4.  Financial Instruments
688:     The Partnership trades Futures Interests.  Futures and forwards
689:     represent contracts for delayed delivery of an instrument at a
690:     specified date and price.  Risk arises from changes in the value
691:     of these contracts and the potential inability of counterparties
692:
693:                                   - 10 -
694:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
695:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
696:
697:     to perform under the terms of the contracts.  There are numerous
698:     factors which may significantly influence the market value of
699:     these contracts, including interest rate volatility.
700:
701:     The market value of exchange-traded contracts is based on the
702:     settlement price quoted by the exchange on the day with respect
703:     to which market value is being determined.  If an exchange-traded
704:     contract could not have been liquidated on such day due to the
705:     operation of daily limits or other rules of the exchange, the
706:     settlement price shall be the settlement price on the first
707:     subsequent day on which the contract could be liquidated.  The
708:     market value of off-exchange-traded contracts is based on the
709:     fair market value quoted by the counterparty.
710:
711:
712:     The Partnership?s contracts are accounted for on a trade-date
713:     basis and marked to market on a daily basis.  The Partnership
714:     accounts for its derivative investments in accordance with the
715:     provisions of Statement of Financial Accounting Standards No.
716:     133, "Accounting for Derivative Instruments and Hedging
717:     Activities" ("SFAS No. 133").  SFAS No. 133 defines a derivative
718:     as a financial instrument or other contract that has all three of
719:     the following characteristics:
720:
721:
722:     - 11 -
723:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
724:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
725:
726:     1)	One or more underlying notional amounts or payment
727:     provisions;
728:     2)	Requires no initial net investment or a smaller initial net
729:     investment than would be required relative to changes in
730:     market factors;
731:     3)	Terms require or permit net settlement.
732:
733:     Generally, derivatives include futures, forward, swap or options
734:     contracts, and other financial instruments with similar
735:     characteristics such as caps, floors, and collars.
736:
737:     The net unrealized gains (losses) on open contracts, reported as a
738:     component of "Trading Equity" on the Statements of Financial
739:     Condition, and their longest contract maturities were as follows:
740:     <table> <caption>
741:     	Net Unrealized Gains/(Losses)
742:     	 on Open Contracts 	  Longest Maturities
743:
744:     	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
745:     Date	  Traded    	Traded    	  Total	    Traded      	 Traded
746:     	$	$	  $
747:     <s>	<c>	<c>	<c>	<c>	<c>
748:     Sep. 30, 2008    (426,710)		(9,079)	      (435,789)	Mar. 2009	Dec. 2008
749:     Dec. 31, 2007	  11,568,520	  (1,675,511)     9,893,009	Dec. 2011	    Nov. 2008
750:     </table>
751:
752:
753:     The Partnership has credit risk associated with counterparty non-
754:     performance.  As of the date of the financial statements, the
755:     credit risk associated with the instruments in which the
756:     Partnership trades is limited to the amounts reflected in the
757:     Partnership?s Statements of Financial Condition.
758:     - 12 -
759:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
760:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
761:
762:     The Partnership also has credit risk because MS&Co., MSIP, and/or
763:     MSCG act as the futures commission merchants or the
764:     counterparties, with respect to most of the Partnership?s assets.
765:     Exchange-traded futures, exchange-traded forward, and exchange-
766:     traded futures-styled options contracts are marked to market on a
767:     daily basis, with variations in value settled on a daily basis.
768:     MS&Co. and MSIP, each acting as a commodity broker for the
769:     Partnership?s exchange-traded futures, exchange-traded forward,
770:     and exchange-traded futures-styled options contracts, are
771:     required, pursuant to regulations of the Commodity Futures Trading
772:     Commission ("CFTC"), to segregate from their own assets, and for
773:     the sole benefit of their commodity customers, all funds held by
774:     them with respect to exchange-traded futures, exchange-traded
775:     forward, and exchange-traded futures-styled options contracts,
776:     including an amount equal to the net unrealized gains (losses) on
777:     all open exchange-traded futures, exchange-traded forward, and
778:     exchange-traded futures-styled options contracts, which funds, in
779:     the aggregate, totaled $98,313,565 and $217,469,564 at September
780:     30, 2008, and December 31, 2007, respectively.  With respect to
781:     the Partnership?s off-exchange-traded forward currency contracts
782:     and forward currency options contracts, there are no daily
783:     settlements of variation in value, nor is there any requirement
784:     that an amount equal to the net unrealized gains (losses) on such
785:     contracts be segregated.  However, the Partnership is required to
786:                                - 13 ?
787:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
788:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
789:
790:     meet margin requirements equal to the net unrealized loss on open
791:     forward currency contracts in the Partnership accounts with the
792:     counterparty, which is accomplished by daily maintenance of the
793:     cash balance in a custody account held at MS&Co. With respect to
794:     those off-exchange-traded forward currency contracts, the
795:     Partnership is at risk to the ability of MS&Co., the sole
796:     counterparty on all such contracts, to perform. With respect to
797:     those off-exchange-traded forward currency options contracts, the
798:     Partnership is at risk to the ability of MSCG, the sole
799:     counterparty on all such contracts, to perform.  The Partnership
800:     has a netting agreement with each counterparty.  These agreements,
801:     which seek to reduce both the Partnership?s and the
802:     counterparties? exposure on off-exchange-traded forward currency
803:     contracts, including options on such contracts, should materially
804:     decrease the Partnership?s credit risk in the event of MS&Co.?s or
805:     MSCG?s bankruptcy or insolvency.
806:
807:     5.  New Accounting Developments
808:     In September 2006, the Financial Accounting Standards Board
809:     (?FASB?) issued Statement of Financial Accounting Standards No.
810:     157 (?SFAS 157?), ?Fair Value Measurements?.  SFAS 157 requires
811:     use of a fair value hierarchy that prioritizes the inputs to
812:     valuation techniques used to measure fair value into three
813:
814:                                   - 14 -
815:
816:
817:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
818:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
819:
820:     levels: Level 1 ? quoted market prices in active markets for
821:     identical assets and liabilities; Level 2 ? inputs other than
822:     quoted market prices that are observable for the asset or
823:     liability, either directly or indirectly (including quoted prices
824:     for similar investments, interest rates, credit risk); and Level
825:     3 ? unobservable inputs for the asset or liability (including the
826:     Partnership?s own assumptions used in determining the fair value
827:     of investments).
828:
829:     Demeter evaluated the impact of adopting SFAS 157 on the
830:     Partnership?s financial statements.  The Partnership adopted SFAS
831:     157 as of January 1, 2008.  Based on its analysis, the effect of
832:     applying SFAS 157 to the investments included in the financial
833:     statements does not have a material impact on the Partnership?s
834:     financial statements.
835:
836:     The following table summarizes the valuation of the
837:     Partnership?s investments by the above SFAS 157 fair value
838:     hierarchy as of September 30, 2008: <table>  <caption>
839:
840:
841:
842:
843:      Quoted Prices in
844:     Active Markets for
845:       Identical Assets
846:            (Level 1)
847:      Significant Other
848:          Observable
849:              Inputs
850:            (Level 2)
851:          Significant
852:            Unobservable
853:              Inputs
854:            (Level 3)
855:
856:
857:
858:
859:            Total
860:     <s>
861:     <c>
862:     <c>
863:      <c>
864:
865:     <c>
866:     Assets
867:
868:
869:
870:
871:
872:     Investment in BHM I, LLC
873:     ?
874:         $106,137,861    ?
875:         n/a
876:
877:     $106,137,861
878:     Unrealized loss on open contracts
879:      $(426,710)
880:         $         (9,079)
881:         n/a
882:
883:     $     (435,789)
884:     Options purchased
885:             ?
886:            $      424,157
887:         n/a
888:
889:     $       424,157
890:
891:
892:
893:
894:
895:
896:     Liabilities
897:
898:
899:
900:
901:
902:     Options written
903:         ?
904:            $     797,324
905:         n/a
906:
907:     $       797,324
908:     </table>
909:
910:
911:
912:
913:
914:     - 15 -
915:
916:
917:            <table> MORGAN STANLEY SPECTRUM STATEGIC L.P.
918:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
919:     <caption>
920:     Transfers in and/or out of Level 3
921:
922:
923:
924:
925:
926:
927:     Level 3 Investments
928:        June 30, 2008
929:
930:
931:
932:      Purchases
933:
934:
935:
936:            Sales
937:
938:         Net change in
939:         unrealized
940:     appreciation
941:
942:     Transfers out
943:      of Level 3 to
944:           Level 2
945:
946:
947:        Level 3 Investments
948:        September 30, 2008
949:
950:
951:
952:
953:
954:
955:
956:     <s>
957:     <       <c>
958:     <c>
959:     <c>
960:      <c>
961:     <c>
962:     <c>
963:     BHM I, LLC
964:               $120,763,918
965:         $592,791
966:         $(591,276)
967:      $(14,627,572)
968:      $(106.137,861)
969:                                     $0      .
970:
971:     </table>
972:     It is management?s view that the Investment in BHM I, LLC which
973:     was previously reported as Level 3 Investment should have been
974:     categorized as Level 2 Investment as we feel that the inputs of
975:     this Investment are all observable.
976:
977:     Investment in BHM I, LLC
978:     Effective January 1, 2008, the Partnership invested a portion of
979:     its assets in the Trading Company.  The Partnership?s investment
980:     in the Trading Company represents approximately 52.12% of the net
981:     asset value of the Partnership.
982:
983:     Summarized information for the Partnership?s investment in the
984:     Trading Company as of September 30, 2008, is as follows:  <table>
985:     <caption>
986:
987:
988:
989:
990:
991:
992:      Fair Market Value
993:       January 1, 2008
994:
995:
996:
997:      Purchases
998:
999:
1000:
1001:            Sales
1002:
1003:         Net change in
1004:         unrealized
1005:     appreciation
1006:
1007:
1008:        Fair Market Value
1009:           September 30, 2008
1010:     <s>
1011:     <c>
1012:     <c>
1013:     <c>
1014:      <c>
1015:     <c>
1016:          BHM I, LLC
1017:                $89,554,108
1018:      $10,669,766
1019:        $(8,068,922)
1020:       $13,982,909
1021:      $                         $106,137,861
1022:
1023:
1024:     </table>
1025:     In March 2008, the FASB issued SFAS No. 161, Disclosures about
1026:     Derivative Instruments and Hedging Activities (?SFAS 161?).  SFAS
1027:     161 is intended to improve financial reporting about derivative
1028:                                   - 16 -
1029:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
1030:     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
1031:
1032:     instruments and hedging activities by requiring enhanced
1033:     disclosures to enable investors to better understand how those
1034:     instruments and activities are accounted for; how and why they are
1035:     used; and their effects on a Partnership?s financial position,
1036:     financial performance, and cash flows.  SFAS 161 is effective for
1037:     financial statements issued for fiscal years beginning after
1038:     November 15, 2008, and interim periods within those fiscal years.
1039:     The Partnership is currently evaluating the impact that the
1040:     adoption of SFAS No. 161 will have on its financial statement
1041:     disclosures.
1042:
1043:
1044:     6.  Restricted and Unrestricted Cash
1045:     As reflected on the Partnership?s Statements of Financial
1046:     Condition, restricted cash equals the cash portion of assets on
1047:     deposit to meet margin requirements plus the cash required to
1048:     offset unrealized losses on foreign currency forwards and options
1049:     and offset losses on offset London Metal Exchange positions.  All
1050:     of these amounts are maintained separately.  Cash that is not
1051:     classified as restricted cash is therefore classified as
1052:     unrestricted cash.
1053:
1054:
1055:     7.  Reclassifications
1056:     Certain prior year amounts relating to options on the Statements
1057:
1058:                                    - 17 -
1059:            MORGAN STANLEY SPECTRUM STATEGIC L.P.
1060:     NOTES TO FINANCIAL STATEMENTS (CONCLUDED)
1061:
1062:     Of Cash Flows and Condensed Schedules of Investments for December
1063:     31, 2007, were reclassified to conform to 2008 presentation.
1064:     Certain prior year amounts on the Statements of Operations were
1065:     reclassified to conform to 2008 presentation.  Such
1066:     reclassifications have no impact on the Partnership?s reported net
1067:     income (loss).
1068:
1069:
1070:
1071:
1072:
1073:
1074:
1075:
1076:
1077:
1078:
1079:
1080:
1081:
1082:
1083:
1084:
1085:
1086:
1087:
1088:
1089:
1090:
1091:
1092:
1093:
1094:
1095:
1096:
1097:
1098:
1099:
1100:
1101:
1102:
1103:
1104:
1105:     - 18 -
1106:            Item 2.	MANAGEMENT?S DISCUSSION

1107:     CONDITION AND RESULTS OF OPERATIONS
1108:
1109:
1110:     Liquidity.  The Partnership deposits its assets with MS&Co. and
1111:     MSIP as commodity brokers in separate futures, forward, and
1112:     options trading accounts established for each Trading Advisor.
1113:     Such assets are used as margin to engage in trading and may be
1114:     used as margin solely for the Partnership?s trading. The assets
1115:     are held in either non-interest bearing bank accounts or in
1116:     securities and instruments permitted by the CFTC for investment of
1117:     customer segregated or secured funds.  Since the Partnership?s
1118:     sole purpose is to trade in futures, forwards, and options, it is
1119:     expected that the Partnership will continue to own such liquid
1120:     assets for margin purposes.
1121:
1122:     The Partnership?s investment in futures, forwards, and options
1123:     may, from time to time, be illiquid.  Most U.S. futures exchanges
1124:     limit fluctuations in prices during a single day by regulations
1125:     referred to as "daily price fluctuations limits" or "daily
1126:     limits".  Trades may not be executed at prices beyond the daily
1127:     limit.  If the price for a particular futures or options contract
1128:     has increased or decreased by an amount equal to the daily limit,
1129:     positions in that futures or options contract can neither be taken
1130:     nor liquidated unless traders are willing to effect trades at or
1131:     within the limit. Futures prices have occasionally moved the daily
1132:     limit for several consecutive days with little or no trading.
1133:     These market conditions could prevent the Partnership from
1134:                                  - 19 -
1135:
1136:
1137:            promptly liquidating its futures or options contracts and
1138:     result in restrictions on redemptions.
1139:
1140:     There is no limitation on daily price moves in trading forward
1141:     contracts on foreign currencies.  The markets for some world
1142:     currencies have low trading volume and are illiquid, which may
1143:     prevent the Partnership from trading in potentially profitable
1144:     markets or prevent the Partnership from promptly liquidating
1145:     unfavorable positions in such markets, subjecting it to
1146:     substantial losses.  Either of these market conditions could
1147:     result in restrictions on redemptions.  For the periods covered by
1148:     this report, illiquidity has not materially affected the
1149:     Partnership?s assets.
1150:
1151:     There are no known material trends, demands, commitments, events,
1152:     or uncertainties at the present time that are reasonably likely to
1153:     result in the Partnership?s liquidity increasing or decreasing in
1154:     any material way.
1155:
1156:     Capital Resources.  The Partnership does not have, nor does it
1157:     expect to have, any capital assets.  Redemptions, exchanges, and
1158:     sales of units of limited partnership interest ("Unit(s)") in the
1159:     future will affect the amount of funds available for investments
1160:     in futures, forwards, and options in subsequent periods.  It is
1161:     not possible to estimate the amount, and therefore the impact, of
1162:     future inflows and outflows of Units.
1163:     - 20 -
1164:
1165:
1166:            There are no known material trends, favorable or
1167:     unfavorable, that would affect, nor any expected material changes
1168:     to, the Partnership?s capital resource arrangements at the present
1169:     time.
1170:
1171:     Off-Balance Sheet Arrangements and Contractual Obligations.  The
1172:     Partnership does not have any off-balance sheet arrangements, nor
1173:     does it have contractual obligations or commercial commitments to
1174:     make future payments that would affect its liquidity or capital
1175:     resources.
1176:
1177:     Results of Operations
1178:     General.  The Partnership?s results depend on the Trading Advisors
1179:     and the ability of each Trading Advisor?s trading program to take
1180:     advantage of price movements in the futures, forward, and options
1181:     markets.  The following presents a summary of the Partnership?s
1182:     operations for the three and nine month periods ended September
1183:     30, 2008 and 2007, and a general discussion of its trading
1184:     activities during each period.  It is important to note, however,
1185:     that the Trading Advisors trade in various markets at different
1186:     times and that prior activity in a particular market does not mean
1187:     that such market will be actively traded by the Trading Advisors
1188:     or will be profitable in the future.  Consequently, the results of
1189:     operations of the Partnership are difficult to discuss other than
1190:     in the context of the Trading Advisors? trading activities on
1191:     behalf of the Partnership during the period in question.  Past
1192:     performance is no guarantee of future results.
1193:     - 21 -
1194:
1195:
1196:            The Partnership?s results of operations set forth in the
1197:     financial statements on pages 2 through 18 of this report are
1198:     prepared in accordance with accounting principles generally
1199:     accepted in the United States of America, which require the use of
1200:     certain accounting policies that affect the amounts reported in
1201:     these financial statements, including the following: The contracts
1202:     the Partnership trades are accounted for on a trade-date basis and
1203:     marked to market on a daily basis.  The difference between their
1204:     cost and market value is recorded on the Statements of Operations
1205:     as "Net change in unrealized trading gain (loss)" for open
1206:     (unrealized) contracts, and recorded as "Realized trading gain
1207:     (loss)" when open positions are closed out.  The sum of these
1208:     amounts constitutes the Partnership?s trading results.  The market
1209:     value of a futures contract is the settlement price on the
1210:     exchange on which that futures contract is traded on a particular
1211:     day.  The value of a foreign currency forward contract is based on
1212:     the spot rate as of the close of business.  Interest income, as
1213:     well as management fees, incentive fees, and brokerage fees
1214:     expenses of the Partnership are recorded on an accrual basis.
1215:
1216:     Demeter believes that, based on the nature of the operations of
1217:     the Partnership, no assumptions relating to the application of
1218:     critical accounting policies other than those presently used
1219:     could reasonably affect reported amounts.
1220:
1221:     - 22 -
1222:
1223:
1224:            For the Three and Nine Months Ended September 30, 2008
1225:     The Partnership recorded total trading results including interest
1226:     income totaling $(16,967,174) and expenses totaling $4,721,031,
1227:     resulting in a net loss of $21,688,205 for the three months ended
1228:     September 30, 2008.  The Partnership?s net asset value per Unit
1229:     decreased from $18.99 at June 30, 2008, to $17.14 at September 30,
1230:     2008.
1231:
1232:     The most significant trading losses of approximately 5.0% were
1233:     incurred within the agricultural markets, primarily during July
1234:     and September, from long futures positions in soybeans and corn
1235:     as prices declined on news that favorable weather might improve
1236:     crop conditions in the U.S. Midwest and on speculation that a
1237:     slowing U.S. economy would reduce demand for alternative
1238:     biofuels.  Elsewhere in the agricultural complex, long positions
1239:     in cocoa futures resulted in losses during July and September as
1240:     prices decreased following news of a rise in exports from the
1241:     Ivory Coast, the world?s largest cocoa producer.  Within the
1242:     energy markets, losses of approximately 2.9% were experienced
1243:     from long positions in natural gas futures as prices sharply
1244:     decreased in July amid rising inventories and news that the
1245:     Atlantic hurricane season's first storm had avoided the gas-
1246:     producing fields in the Gulf of Mexico.  Newly established short
1247:     futures positions in natural gas resulted in further losses
1248:     during August as prices reversed higher during the latter half of
1249:     the month on concerns that Hurricane Gustav would threaten oil
1250:                                    - 23 ?
1251:            production in the Gulf of Mexico.  Meanwhile, long futures
1252:     positions in crude oil and its related products recorded losses
1253:     as prices moved lower throughout the majority of the quarter amid
1254:     signs that the U.S. economic slump might extend into 2009 and
1255:     curb future energy demand.  Within the metals sector, losses of
1256:     approximately 2.5% were incurred, throughout the majority of the
1257:     quarter, from long futures positions in aluminum, nickel, zinc,
1258:     and copper as prices dropped on concerns that slowing economic
1259:     growth would erode demand for base metals.  Elsewhere, long
1260:     positions in palladium futures resulted in losses as prices
1261:     decreased during July and August, due to a sharp rise in the
1262:     value of the U.S. dollar.  Additional losses of approximately
1263:     0.8% were experienced within the currency markets, primarily
1264:     during September, from long positions in the Polish zloty,
1265:     Brazilian real, and Australian dollar versus the U.S. dollar as
1266:     the value of the U.S. dollar moved sharply higher against these
1267:     currencies in tandem with surging U.S. Treasury prices amid a
1268:     worldwide "flight-to-quality" due to fears of an intense credit
1269:     crunch and subsequent global recession.  Smaller losses were
1270:     incurred from long positions in the Japanese yen versus the U.S.
1271:     dollar as the value of the Japanese yen decreased relative to the
1272:     U.S. dollar during September following news that the U.S. Federal
1273:     Reserve, Bank of Japan, and European Central Bank had joined with
1274:     their counterparts around the world in an effort to reverse the
1275:     seizure in the global credit markets, which encouraged investors
1276:     to resume buying higher-yielding assets funded by loans in Japan.
1277:                                   - 24 ?
1278:            A portion of the Partnership?s losses for the quarter was
1279:     offset by gains of approximately 2.4% recorded within the global
1280:     stock index sector, primarily during September, from short
1281:     positions in U.S., European, and Pacific Rim equity index futures
1282:     as equity prices moved sharply lower amid unprecedented U.S.
1283:     financial market volatility and turmoil.  Furthermore, global
1284:     equity prices plunged after the U.S. House of Representatives
1285:     rejected the Economic Stabilization Act of 2008, which would have
1286:     allowed the U.S. Treasury to purchase troubled mortgage-backed
1287:     securities from U.S. financial institutions.  Smaller gains of
1288:     approximately 0.9% were experienced, primarily during August and
1289:     September, from long positions in U.S. fixed-income futures as
1290:     prices increased amid a worldwide ?flight-to-quality? due to the
1291:     aforementioned drop in the global equity markets and worries
1292:     regarding the fundamental health of the global financial system.
1293:
1294:     The Partnership recorded total trading results including interest
1295:     income totaling $7,794,930 and expenses totaling $17,784,558
1296:     resulting in a net loss of $9,989,628 for the nine months ended
1297:     September 30, 2008.  The Partnership?s net asset value per Unit
1298:     decreased from $18.01 at December 31, 2007, to $17.14 at September
1299:     30, 2008.
1300:
1301:     The most significant trading losses of approximately 3.3% were
1302:     incurred within the currency markets, primarily during January,
1303:     March, April, and May, from short positions in the Japanese yen
1304:                                  - 25 -
1305:            versus the U.S. dollar as the value of the Japanese yen
1306:     reversed higher against most of its major rivals after a decline
1307:     in global equity markets and weaker-than-expected U.S. economic
1308:     data caused investors to reduce existing ?carry-trade? positions.
1309:     Additional losses were recorded during September from newly
1310:     established long positions in the Japanese yen versus the U.S.
1311:     dollar as the value of the Japanese yen decreased relative to the
1312:     U.S. dollar following news that the U.S. Federal Reserve, Bank of
1313:     Japan, and European Central Bank had joined with their
1314:     counterparts around the world in an effort to reverse the seizure
1315:     in the global credit markets, which encouraged investors to
1316:     resume buying higher-yielding assets funded by loans in Japan.
1317:     Meanwhile, long positions in the Canadian dollar versus the U.S.
1318:     dollar experienced losses primarily during January, March, and
1319:     June as the value of the Canadian dollar weakened against the
1320:     U.S. dollar amid continued weak economic data out of Canada.
1321:     Finally, long positions in the Polish zloty and Brazilian real
1322:     versus the U.S. dollar resulted in losses during September as the
1323:     value of the U.S. dollar moved sharply higher against these
1324:     currencies in tandem with surging U.S. Treasury prices amid a
1325:     worldwide "flight-to-quality" due to fears of an intense credit
1326:     crunch and subsequent global recession.  Within the metals
1327:     markets, losses of approximately 1.5% were recorded primarily
1328:     during March, April, May, July, and September from long futures
1329:     positions in zinc and nickel as prices declined on concerns that
1330:     slowing economic growth would erode demand for base metals.
1331:                                 - 26 ?
1332:            Meanwhile, long positions in palladium and platinum
1333:     resulted in additional losses as prices dropped during the third
1334:     quarter due to a sharp rise in the value of the U.S. dollar.
1335:     Within the energy markets, losses of approximately 0.8% were
1336:     incurred primarily during the third quarter from long futures
1337:     positions in crude oil as prices moved lower amid signs that the
1338:     U.S. economic slump might extend into 2009 and curb future energy
1339:     demand.  Elsewhere, further losses were experienced from long
1340:     positions in natural gas futures as prices decreased sharply in
1341:     July amid rising inventories and news that the Atlantic hurricane
1342:     season's first storm had avoided the gas-producing fields in the
1343:     Gulf of Mexico.  Finally, newly established short futures
1344:     positions in natural gas resulted in losses during August as
1345:     prices reversed higher during the latter half of the month on
1346:     concerns that Hurricane Gustav would threaten oil production in
1347:     the Gulf of Mexico.  Additional losses of approximately 0.2% were
1348:     recorded within the global interest rate sector, primarily during
1349:     April and May, from long positions in European and Japanese
1350:     fixed-income futures as prices moved lower on speculation that
1351:     the European Central Bank and Bank of Japan would not ease
1352:     borrowing costs as much as previously expected due to
1353:     accelerating global inflation.  Further losses were incurred
1354:     during June from both short and long positions in European
1355:     interest rate futures as prices moved without consistent
1356:     direction amid uncertainty regarding inflation and central bank
1357:     policy.  Lastly, short positions in European fixed-income futures
1358:                                 - 27 ?
1359:            resulted in losses during July as prices increased amid a
1360:     worldwide ?flight-to-quality? due to the aforementioned drop in
1361:     the global equity markets and worries regarding the fundamental
1362:     health of the global financial system.  A portion of the
1363:     Partnership?s losses for the first nine months of the year was
1364:     offset by gains of approximately 7.4% recorded within the
1365:     agricultural markets, primarily during January, February, April,
1366:     and June, from long futures positions in the soybean complex and
1367:     corn as prices increased amid news that global production might
1368:     drop, rising energy prices might boost demand for alternative
1369:     biofuels, and severe floods in the U.S. Midwest had damaged
1370:     crops.  Elsewhere, long positions in cocoa futures resulted in
1371:     gains as prices rose throughout the first half of the year on
1372:     speculation that crops in the Ivory Coast, the world?s largest
1373:     cocoa producer, were developing more slowly than anticipated.
1374:     Further gains were experienced from long positions in sugar
1375:     futures as prices moved higher throughout the first half of the
1376:     year due to ongoing supply concerns.
1377:
1378:     For the Three and Nine Months Ended September 30, 2007
1379:     The Partnership recorded total trading results including interest
1380:     income totaling $3,162,502 and expenses totaling $4,714,276,
1381:     resulting in a net loss of $1,551,774 for the three months ended
1382:     September 30, 2007.  The Partnership?s net asset value per Unit
1383:     decreased from $17.99 at June 30, 2007, to $17.87 at September 30,
1384:     2007.
1385:     - 28 -
1386:            The most significant trading losses of approximately 1.3%
1387:     were incurred in the global interest rate sector during July and
1388:     August, from short positions in European, U.S., and Japanese
1389:     fixed-income futures as prices reversed sharply higher in a
1390:     worldwide ?flight-to-quality? after a significant decline in the
1391:     global equity markets resulted in substantially higher demand for
1392:     the ?safe haven? of government bonds.  In addition, Japanese
1393:     fixed-income futures prices had risen after increases in
1394:     corporate borrowing costs prompted speculation that the Bank of
1395:     Japan would delay raising interest rates.  Further losses of
1396:     approximately 0.9% were recorded in the global stock index sector
1397:     primarily during July and August, from long positions in European
1398:     and Japanese equity index futures as prices reversed lower on
1399:     persistent concerns that a widening credit crunch, sparked by
1400:     U.S. sub-prime mortgage losses, would erode global economic
1401:     growth and corporate earnings.  Finally, losses of approximately
1402:     0.4% were experienced in the currency sector during July and
1403:     August from short positions in the Japanese yen versus the U.S.
1404:     dollar, euro, and Australian dollar as the value of the Japanese
1405:     yen corrected higher against most of its major rivals when
1406:     traders reduced ?carry-trade? positions after the sell-off in the
1407:     global equity markets resulted in investors trimming ?riskier?
1408:     assets funded by loans in Japan.  Long positions in the New
1409:     Zealand dollar versus the U.S. dollar recorded additional losses
1410:
1411:     - 29 ?
1412:            during August as the value of the U.S. dollar reversed
1413:     higher against most of its major rivals as continued extreme
1414:     volatility in the global equity markets and widening credit
1415:     losses tied to U.S. sub-prime loans created increased demand for
1416:     U.S. dollar-denominated government debt.  A portion of the
1417:     Partnership?s losses in the third quarter was offset by gains of
1418:     approximately 3.1% experienced in the agricultural markets
1419:     primarily during September from long futures positions in the
1420:     soybean complex, coffee, and cotton as prices moved higher on
1421:     concerns that unfavorable growing conditions would reduce
1422:     supplies.  Smaller gains of approximately 0.1% were recorded in
1423:     the energy markets during September from long positions in
1424:     gasoline and heating oil futures as prices moved higher due to
1425:     continuous hurricane activity in the Gulf of Mexico and data from
1426:     the U.S. Department of Energy indicating falling U.S.
1427:     inventories.
1428:
1429:
1430:     The Partnership recorded total trading results including interest
1431:     income totaling $23,530,650 and expenses totaling $14,702,091,
1432:     resulting in net income of $8,828,559 for the nine months ended
1433:     September 30, 2007.  The Partnership?s net asset value per Unit
1434:     increased from $17.15 at December 31, 2006, to $17.87 at September
1435:     30, 2007.
1436:
1437:     The most significant trading gains of approximately 4.4% were
1438:     experienced in the agricultural markets during January, February,
1439:     June, and September from long futures positions in soybeans and
1440:                                  - 30 -
1441:            soybean meal as prices had risen on speculative buying,
1442:     news of persistent global demand, and worries that drought
1443:     conditions in the U.S. South and flooding in the U.S. Midwest had
1444:     damaged crops.  Elsewhere, long positions in cocoa futures
1445:     resulted in gains as prices moved higher during February, May,
1446:     June, and September on speculation that political tensions in the
1447:     Ivory Coast, the world?s biggest producer, would limit
1448:     production.  During May and September, long positions in coffee
1449:     futures experienced gains as prices moved higher on concerns that
1450:     a lack of rain in Brazil, the world?s biggest producer, would
1451:     reduce supplies.  Within the global stock index sector, gains of
1452:     approximately 2.3% were recorded during January, March, April,
1453:     and May from long positions in Hong Kong, U.S., and German equity
1454:     index futures as prices increased on continued optimism about the
1455:     future of the global economy, as well as strong corporate
1456:     earnings and increased merger and acquisition activity.  During
1457:     September, prices continued to move higher leading up to and
1458:     after the 50 basis point cut in interest rates by the U.S.
1459:     Federal Reserve, as well as on sentiment that the easing U.S.
1460:     Federal Reserve policy would continue.  Additional gains of
1461:     approximately 1.7% were recorded in the currency sector during
1462:     January and May from short positions in the Swiss franc versus
1463:     the U.S. dollar as the value of the U.S. dollar strengthened
1464:     relative to the Swiss franc after a report showed the U.S. index
1465:     of leading economic indicators had risen and stronger-than-
1466:                                   - 31 -
1467:            expected U.S. economic data eased concerns of a slowdown
1468:     in the U.S. economy.  During April, June, and September,
1469:     additional currency gains were experienced from long positions in
1470:     the British pound versus the U.S. dollar as the value of the
1471:     British pound moved higher relative to the U.S. dollar amid
1472:     speculation that the Bank of England would continue raising
1473:     interest rates.  Elsewhere, long positions in the euro versus the
1474:     Japanese yen resulted in gains during January, April, May, and
1475:     June as the value of the Japanese yen fell against most of its
1476:     major rivals amid speculation that the Bank of Japan would keep
1477:     interest rates steady in the near term.  Further gains were
1478:     recorded during September from long positions in the euro and
1479:     Norwegian krone versus the U.S. dollar as the value of the U.S.
1480:     dollar moved lower relative to most of its major rivals leading
1481:     up to and after the U.S. Federal Reserve?s decision to cut
1482:     interest rates at its September 18, 2007 meeting.  In addition,
1483:     the value of the U.S. dollar was pulled lower amid speculation
1484:     that the U.S. Federal Reserve would continue to reduce interest
1485:     rates in the near term in order to spur economic growth.  Smaller
1486:     gains of approximately 0.2% were experienced in the global
1487:     interest rate sector throughout the first half of the year.
1488:     During January, gains were recorded from short positions in
1489:     European fixed-income futures as prices fell after reports showed
1490:     confidence in the Euro-Zone economy had stayed close to a six-
1491:     year high in December 2006, and unemployment dropped in the
1492:     United Kingdom.
1493:                                   - 32 -
1494:            Additionally, European fixed-income futures prices moved
1495:     lower throughout the second quarter on news that Germany's
1496:     unemployment rate had held at a six-year low, French unemployment
1497:     dropped to the lowest level in 24 years, and housing prices in
1498:     the United Kingdom had shown their biggest jump in 2007.
1499:     Elsewhere, gains were recorded during January, May, and June from
1500:     short positions in U.S. interest rate futures as prices fell amid
1501:     strength in the equity markets and news that the Conference
1502:     Board's index of leading economic indicators showed that five of
1503:     the ten categories for the U.S. economy showed improvement.  A
1504:     portion of the Partnership?s gains in the first nine months of
1505:     the year was offset by losses of approximately 1.1% recorded in
1506:     the metals markets primarily during January, May, June, and
1507:     August from long positions in zinc and aluminum futures as prices
1508:     reversed sharply lower due to rising global inventories.  In
1509:     addition, prices continued to weaken on speculation that a
1510:     possible slowing of the global economy due to the U.S. sub-prime
1511:     mortgage crisis would reduce future demand for base metals.
1512:
1513:     Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
1514:     Introduction
1515:     The Partnership is a commodity pool engaged primarily in the
1516:     speculative trading of futures, forwards, and options.  The
1517:     market-sensitive instruments held by the Partnership are acquired
1518:     for speculative trading purposes only and, as a result, all or
1519:                                    - 33 -
1520:            substantially all of the Partnership?s assets are at risk
1521:     of trading loss.  Unlike an operating company, the risk of market-
1522:     sensitive instruments is inherent to the primary business activity
1523:     of the Partnership.  Throughout this Item 3, references to the
1524:     Partnership include assets, positions and instruments also held by
1525:     the Trading Company with respect to the Partnership?s investment
1526:     in the Trading Company.
1527:
1528:     The futures, forwards, and options on such contracts traded by
1529:     the Partnership involve varying degrees of related market risk.
1530:     Market risk is often dependent upon changes in the level or
1531:     volatility of interest rates, exchange rates, and prices of
1532:     financial instruments and commodities, factors that result in
1533:     frequent changes in the fair value of the Partnership?s open
1534:     positions, and consequently in their earnings, whether realized
1535:     or unrealized, and cash flow.  Gains and losses on open positions
1536:     of exchange-traded futures, exchange-traded forward, and
1537:     exchange-traded futures-styled options contracts are settled
1538:     daily through variation margin.  Gains and losses on off-
1539:     exchange-traded forward currency contracts and forward currency
1540:     options contracts are settled upon termination of the contract.
1541:     However, the Partnership is required to meet margin requirements
1542:     equal to the net unrealized loss on open forward currency
1543:     contracts in the Partnership accounts with the counterparty,
1544:     which is accomplished by daily maintenance of the cash balance in
1545:     a custody account held at MS&Co.
1546:     - 34 -
1547:            The Partnership?s total market risk may increase or
1548:     decrease as it is influenced by a wide variety of factors,
1549:     including, but not limited to, the diversification among the
1550:     Partnership?s open positions, the volatility present within the
1551:     markets, and the liquidity of the markets.
1552:
1553:     The face value of the market sector instruments held by the
1554:     Partnership is typically many times the applicable margin
1555:     requirements.  Margin requirements generally range between 2% and
1556:     15% of contract face value.  Additionally, the use of leverage
1557:     causes the face value of the market sector instruments held by the
1558:     Partnership typically to be many times the total capitalization of
1559:     the Partnership.
1560:
1561:     The Partnership?s past performance is no guarantee of its future
1562:     results.  Any attempt to numerically quantify the Partnership?s
1563:     market risk is limited by the uncertainty of its speculative
1564:     trading.  The Partnership?s speculative trading and use of
1565:     leverage may cause future losses and volatility (i.e.,
1566:     "risk of ruin") that far exceed the Partnership?s experience to
1567:     date under ?The Partnership?s Value at Risk in Different Market
1568:     Sectors" section and significantly exceed the Value at Risk
1569:     ("VaR") tables disclosed.
1570:
1571:     Limited partners will not be liable for losses exceeding the
1572:     current net asset value of their investment.
1573:
1574:     - 35 -
1575:            Quantifying the Partnership?s Trading Value at Risk
1576:     The following quantitative disclosures regarding the Partnership?s
1577:     market risk exposures contain "forward-looking statements" within
1578:     the meaning of the safe harbor from civil liability provided for
1579:     such statements by the Private Securities Litigation Reform Act of
1580:     1995 (set forth in Section 27A of the Securities Act of 1933 and
1581:     Section 21E of the Securities Exchange Act of 1934).  All
1582:     quantitative disclosures in this section are deemed to be forward-
1583:     looking statements for purposes of the safe harbor, except for
1584:     statements of historical fact.
1585:
1586:     The Partnership accounts for open positions on the basis of mark
1587:     to market accounting principles.  Any loss in the market value of
1588:     the Partnership?s open positions is directly reflected in the
1589:     Partnership?s earnings and cash flow.
1590:
1591:     The Partnership?s risk exposure in the market sectors traded by
1592:     the Trading Advisors is estimated below in terms of VaR.  The
1593:     Partnership estimates VaR using a model based upon historical
1594:     simulation (with a confidence level of 99%) which involves
1595:     constructing a distribution of hypothetical daily changes in the
1596:     value of a trading portfolio.  The VaR model takes into account
1597:     linear exposures to risk including equity and commodity prices,
1598:     interest rates, foreign exchange rates, and correlation among
1599:     these variables. The hypothetical changes in portfolio value are
1600:     based on daily percentage changes observed in key market indices
1601:                                  - 36 -
1602:            or other market factors ("market risk factors") to which
1603:     the portfolio is sensitive.  The one-day 99% confidence level of
1604:     the Partnership?s VaR corresponds to the negative change in
1605:     portfolio value that, based on observed market risk factors,
1606:     would have been exceeded once in 100 trading days, or one day in
1607:     100. VaR typically does not represent the worst case outcome.
1608:     Demeter uses approximately four years of daily market data (1,000
1609:     observations) and re-values its portfolio (using delta-gamma
1610:     approximations) for each of the historical market moves that
1611:     occurred over this time period.  This generates a probability
1612:     distribution of daily "simulated profit and loss" outcomes.  The
1613:     VaR is the appropriate percentile of this distribution.  For
1614:     example, the 99% one-day VaR would represent the 10th worst
1615:     outcome from Demeter?s simulated profit and loss series.
1616:
1617:     The Partnership?s VaR computations are based on the risk
1618:     representation of the underlying benchmark for each instrument or
1619:     contract and do not distinguish between exchange and non-exchange
1620:     dealer-based instruments.  They are also not based on exchange
1621:     and/or dealer-based maintenance margin requirements.
1622:
1623:     VaR models, including the Partnership?s are continually evolving
1624:     as trading portfolios become more diverse and modeling
1625:     techniques and systems capabilities improve.  Please note that
1626:     the VaR model is used to numerically quantify market risk for
1627:     historic reporting purposes only and is not utilized by either
1628:                                  - 37 -
1629:            Demeter or the Trading Advisors in their daily risk
1630:     management activities.  Please further note that VaR as described
1631:     above may not be comparable to similarly-titled measures used by
1632:     other entities.
1633:
1634:     The Partnership?s Value at Risk in Different Market Sectors
1635:     The following table indicates the VaR associated with the
1636:     Partnership?s open positions as a percentage of total Net Assets
1637:     by primary market risk category at September 30, 2008 and 2007.
1638:     At September 30, 2008 and 2007, the Partnership?s total
1639:     capitalization was approximately $204 million and $214 million,
1640:     respectively.
1641:
1642:
1643:     Primary Market          September 30, 2008   September 30, 2007
1644:     Risk Category              Value at Risk        Value at Risk
1645:
1646:     Currency	(0.10)%	             (0.59)%
1647:
1648:     Equity 	(0.09)	  (0.29)
1649:
1650:     Interest Rate	(0.03)	(0.33)
1651:
1652:     Commodity	(0.09)	(1.93)
1653:
1654:     Aggregate Value at Risk	      (0.18)%	      (2.27)%
1655:
1656:
1657:
1658:     The VaR for a market category represents the one-day downside risk
1659:     for the aggregate exposures associated with this market category.
1660:     The Aggregate Value at Risk listed above represents the VaR of the
1661:     Partnership?s open positions across all the market categories, and
1662:     is less than the sum of the VaRs for all such market categories
1663:     due to the diversification benefit across asset classes.
1664:     - 38 -
1665:            Because the business of the Partnership is the speculative
1666:     trading of futures, forwards, and options on such contracts, the
1667:     composition of its trading portfolio can change significantly
1668:     over any given time period, or even within a single trading day.
1669:     Such change could positively or negatively materially impact
1670:     market risk as measured by VaR.
1671:
1672:     The table below supplements the quarter-end VaR set forth above
1673:     by presenting the total of the Partnership?s high, low, and
1674:     average VaR, as a percentage of total Net Assets for the four
1675:     quarter-end reporting periods from October 1, 2007, through
1676:     September 30, 2008.
1677:
1678:     Primary Market Risk Category        High      Low      Average
1679:     Currency	(1.16)%	(0.10)%	(0.69)%
1680:     Equity	(0.79)	(0.09)	(0.27)
1681:     Interest Rate	(0.45)	(0.03)	(0.25)
1682:     Commodity	(1.53)	(0.09)	(0.62)
1683:     Aggregate Value at Risk	(2.29)%	(0.18)%	(1.17)%
1684:
1685:     Limitations on Value at Risk as an Assessment of Market Risk
1686:     VaR models permit estimation of a portfolio?s aggregate market
1687:     risk exposure, incorporating a range of varied market risks,
1688:     reflect risk reduction due to portfolio diversification or hedging
1689:     activities, and can cover a wide range of portfolio assets.
1690:                                   - 39 -
1691:            However, VaR risk measures should be viewed in light of the
1692:     methodology?s limitations, which include, but may not be limited
1693:     to the following:
1694:
1695:     *	past changes in market risk factors will not always result in
1696:     accurate predictions of the distributions and correlations of
1697:     future market movements;
1698:     *	changes in portfolio value caused by market movements may
1699:     differ from those of the VaR model;
1700:     *	VaR results reflect past market fluctuations applied to
1701:     current trading positions while future risk depends on future
1702:     positions;
1703:     *	VaR using a one-day time horizon does not fully capture the
1704:     market risk of positions that cannot be liquidated or hedged
1705:     within one day; and
1706:     *	the historical market risk factor data used for VaR
1707:     estimation may provide only limited insight into losses that
1708:     could be incurred under certain unusual market movements.
1709:
1710:     In addition, the VaR tables above, as well as the past performance
1711:     of the Partnership, give no indication of the Partnership?s
1712:     potential "risk of ruin".
1713:
1714:     The VaR tables provided present the results of the Partnership?s
1715:     VaR for each of the Partnership?s market risk exposures and on an
1716:     aggregate basis at September 30, 2008 and 2007, and for the four
1717:     quarter-end reporting periods from October 1, 2007, through
1718:                                   - 40 -
1719:            September 30, 2008.  VaR is not necessarily representative
1720:     of the Partnership?s historic risk, nor should it be used to
1721:     predict the Partnership?s future financial performance or their
1722:     ability to manage or monitor risk.  There can be no assurance that
1723:     the Partnership?s actual losses on a particular day will not
1724:     exceed the VaR amounts indicated above or that such losses will
1725:     not occur more than once in 100 trading days.
1726:
1727:     Non-Trading Risk
1728:     The Partnership has non-trading market risk on its foreign cash
1729:     balances.  These balances and any market risk they may represent
1730:     are immaterial.
1731:
1732:     The Partnership also maintains a substantial portion of their
1733:     available assets in cash at MS&Co.; as of September 30, 2008,
1734:     such amount was equal to approximately 46% of the Partnership?s
1735:     net asset value.  A decline in short-term interest rates would
1736:     result in a decline in the Partnership?s cash management income.
1737:     This cash flow risk is not considered to be material.
1738:
1739:     Materiality, as used throughout this section, is based on an
1740:     assessment of reasonably possible market movements and any
1741:     associated potential losses, taking into account the leverage,
1742:     optionality, and multiplier features of the Partnership?s market-
1743:     sensitive instruments, in relation to the Partnership?s Net
1744:     Assets.
1745:     - 41 -
1746:
1747:     Qualitative Disclosures Regarding Primary Trading Risk Exposures
1748:     The following qualitative disclosures regarding the Partnership?s
1749:     market risk exposures - except for (A) those disclosures that are
1750:     statements of historical fact and (B) the descriptions of how the
1751:     Partnership manages its primary market risk exposures -
1752:     constitute forward-looking statements within the meaning of
1753:     Section 27A of the Securities Act and Section 21E of the
1754:     Securities Exchange Act. The Partnership?s primary market risk
1755:     exposures, as well as the strategies used and to be used by
1756:     Demeter and the Trading Advisors for managing such exposures,
1757:     are subject to numerous uncertainties, contingencies and risks,
1758:     any one of which could cause the actual results of the
1759:     Partnership?s risk controls to differ materially from the
1760:     objectives of such strategies.  Government interventions,
1761:     defaults and expropriations, illiquid markets, the emergence of
1762:     dominant fundamental factors, political upheavals, changes in
1763:     historical price relationships, an influx of new market
1764:     participants, increased regulation, and many other factors could
1765:     result in material losses, as well as in material changes to the
1766:     risk exposures and the risk management strategies of the
1767:     Partnership.  Investors must be prepared to lose all or
1768:     substantially all of their investment in the Partnership.
1769:
1770:     - 42 -
1771:            The following were the primary trading risk exposures of
1772:     the Partnership at September 30, 2008, by market sector.  It may
1773:     be anticipated, however, that these market exposures will vary
1774:     materially over time.
1775:
1776:     Currency.  At September 30, 2008, the Partnership had market
1777:     exposure to the currency sector.  The Partnership?s currency
1778:     exposure is to exchange rate fluctuations, primarily fluctuations
1779:     which disrupt the historical pricing relationships between
1780:     different currencies and currency pairs.  Interest rate changes
1781:     as well as political and general economic conditions, influence
1782:     these fluctuations.  The Partnership trades a large number of
1783:     currencies, including cross-rates - i.e., positions between two
1784:     currencies other than the U.S. dollar.  At September 30, 2008,
1785:     the Partnership?s major exposures were to the Australian dollar,
1786:     Canadian dollar, euro, British pound, Japanese yen, Swedish
1787:     krona, Swiss franc, and Norwegian krone currency crosses, as well
1788:     as to outright U.S. dollar positions.  Outright positions consist
1789:     of the U.S. dollar vs. other currencies.  These other currencies
1790:     include major and minor currencies.  Demeter does not anticipate
1791:     that the risk associated with the Partnership?s currency trades
1792:     will change significantly in the future.
1793:
1794:     Equity.  At September 30, 2008, the Partnership had market
1795:     exposure to the global stock index sector, primarily equity price
1796:     risk in the G-7 countries.  The G-7 countries consist of France,
1797:                                   - 43 ?
1798:            the U.S., the United Kingdom, Germany, Japan, Italy, and
1799:     Canada.  The stock index futures traded by the Partnership are by
1800:     law limited to futures on broadly?based indices.  At September
1801:     30, 2008, the Partnership?s primary exposures were to the S&P 500
1802:     (U.S.), DAX (Germany), NASDAQ 100 (U.S.), FTSE 100 (U.K.), CAC 40
1803:     (France), Nikkei 225 (Japan), and Hang Seng (Hong Kong) stock
1804:     indices.  The Partnership is exposed to the risk of adverse price
1805:     trends or static markets in the U.S., European, and
1806:     Asian stock indices.  Static markets would not cause major market
1807:     changes, but would make it difficult for the Partnership to avoid
1808:     trendless price movements, resulting in numerous small losses.
1809:
1810:     Interest Rate.  At September 30, 2008, the Partnership had market
1811:     exposure to the global interest rate sector.  Exposure was
1812:     primarily spread across the European, U.S., and Japanese interest
1813:     rate sectors.  Interest rate movements directly affect the price
1814:     of the sovereign bond futures positions held by the Partnership
1815:     and indirectly affect the value of its stock index and currency
1816:     positions.  Interest rate movements in one country, as well as
1817:     relative interest rate movements between countries, materially
1818:     impact the Partnership?s profitability. The Partnership?s
1819:     interest rate exposure is generally to interest rate fluctuations
1820:     in the U.S. and the other G-7 countries? interest rates.
1821:     Demeter anticipates that G-7 countries interest rates will remain
1822:     the primary interest rate exposure of the Partnership for the
1823:                                 - 44 -
1824:            foreseeable future.  The speculative futures positions
1825:     held by the Partnership may range from short to long-term
1826:     instruments. Consequently, changes in short, medium, or long-term
1827:     interest rates may have an effect on the Partnership.
1828:
1829:     Commodity.
1830:     Soft Commodities and Agriculturals.  The largest market
1831:     exposure of the Partnership at September 30, 2008, was to
1832:     the markets that comprise these sectors.  Most of the
1833:     exposure was to the cocoa, sugar, soybeans, cotton, corn,
1834:     coffee, soybean oil, wheat, soybean meal, lean hogs, lumber,
1835:     and rough rice markets.  Supply and demand inequalities,
1836:     severe weather disruptions, and market expectations affect
1837:     price movements in these markets.
1838:
1839:     Metals.	 The second largest market exposure of the
1840:     Partnership at September 30, 2008, was to the metals sector.
1841:     The Partnership?s metals exposure was to fluctuations in the
1842:     price of base metals, such as zinc, nickel, copper,
1843:     aluminum, lead, and tin, as well as precious metals, such as
1844:     palladium, platinum, and gold.  Economic forces, supply and
1845:     demand inequalities, geopolitical factors, and market
1846:     expectations influence price movements in these markets.
1847:     The Trading Advisors utilize their trading systems to take
1848:
1849:
1850:     - 45 -
1851:            positions when market opportunities develop, and
1852:     Demeter anticipates that the Trading Advisors will continue
1853:     to do so.
1854:
1855:     Energy.  The third largest market exposure of the
1856:     Partnership at September 30, 2008, was to the energy sector.
1857:     The Partnership?s energy exposure was shared primarily by
1858:     futures contracts in natural gas, as well as crude oil and
1859:     its related products.  Price movements in these markets
1860:     result from geopolitical developments, particularly in the
1861:     Middle East, as well as weather patterns, and other economic
1862:     fundamentals.  Significant profits and losses, which have
1863:     been experienced in the past, are expected to continue to be
1864:     experienced in the future.  Natural gas has exhibited
1865:     volatility in prices resulting from weather patterns and
1866:     supply and demand factors and will likely continue in this
1867:     choppy pattern.
1868:
1869:     Qualitative Disclosures Regarding Non-Trading Risk Exposure
1870:     The following was the only non-trading risk exposure of the
1871:     Partnership at September 30, 2008:
1872:
1873:     Foreign Currency Balances. The Partnership?s primary foreign
1874:     currency balances at September 30, 2008, were in British
1875:     pounds, euros, Canadian dollars, Japanese yen, Hong Kong
1876:     dollars, New Zealand dollars, Australian dollars, and
1877:                              - 46 -
1878:            Norwegian kroner.  The Partnership controls the non-
1879:     trading risk of foreign currency balances by regularly
1880:     converting them back into U.S. dollars upon liquidation of
1881:     their respective positions.
1882:
1883:     Qualitative Disclosures Regarding Means of Managing Risk Exposure
1884:     The Partnership and the Trading Advisors, separately, attempt to
1885:     manage the risk of the Partnership?s open positions in
1886:     essentially the same manner in all market categories traded.
1887:     Demeter attempts to manage market exposure by diversifying the
1888:     Partnership?s assets among different market sectors and trading
1889:     approaches through the selection of Commodity Trading Advisors
1890:     and by daily monitoring their performance.  In addition, the
1891:     Trading Advisors establish diversification guidelines, often set
1892:     in terms of the maximum margin to be committed to positions in
1893:     any one market sector or market-sensitive instrument.
1894:
1895:     Demeter monitors and controls the risk of the Partnership?s non-
1896:     trading instrument, cash. Cash is the only Partnership investment
1897:     directed by Demeter, rather than the Trading Advisors.
1898:
1899:
1900:     Item 4. CONTROLS AND PROCEDURES
1901:     As of the end of the period covered by this quarterly report,
1902:     the President and Chief Financial Officer of Demeter, the
1903:     general partner of the Partnership, have evaluated the
1904:                                   - 47 -
1905:            effectiveness of the Partnership?s disclosure controls
1906:     and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of
1907:     the Exchange Act), and have judged such controls and procedures
1908:     to be effective.
1909:
1910:     Changes in Internal Control over Financial Reporting
1911:     There have been no material changes during the period covered by
1912:     this quarterly report in the Partnership?s internal control over
1913:     financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
1914:     of the Exchange Act) or in other factors that could
1915:     significantly affect these controls subsequent to the date of
1916:     their evaluation.
1917:
1918:
1919:     Item 4T. CONTROLS AND PROCEDURES
1920:     Not applicable.
1921:
1922:
1923:
1924:
1925:
1926:
1927:
1928:
1929:
1930:
1931:
1932:
1933:
1934:
1935:
1936:
1937:
1938:     -	48 ?
1939:
1940:            PART II.  OTHER INFORMATION
1941:
1942:     Item 1A. RISK FACTORS
1943:     There have been no material changes from the risk factors
1944:     previously referenced in the Partnership?s Report on Form 10-K for
1945:     the fiscal year ended December 31, 2007, and the Partnership?s
1946:     Reports on Form 10-Q for the quarters ended March 31, 2008 and
1947:     June 30, 2008.
1948:     <table> <caption>
1949:     Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
1950:              PROCEEDS
1951:     					SEC
1952:     Registration Statement on Form S-1  Units Registered   Effective Date        File Number
1953:     <s>                                  <c>                 <c>                    <c>
1954:
1955:     Initial Registration	4,000,000.000		September 15, 1994	33-80146
1956:     Additional Registration	6,000,000.000		January 31, 1996	333-00494
1957:     Additional Registration	2,500,000.000 	  April 30, 1996	      333-03222
1958:     Additional Registration	6,500,000.000 	  February 28, 2000  	333-90487
1959:     Additional Registration	6,500,000.000   	April 28, 2003	333-104003
1960:     Additional Registration	  12,000,000.000  	April 28, 2004	333-113396
1961:       Total Units Registered	  37,500,000.000
1962:
1963:     Units sold through 9/30/08     29,542,994.220
1964:     Units unsold through 9/30/08    7,957,005.780
1965:
1966:     </table>
1967:     The managing underwriter for the Partnership is MS&Co.
1968:
1969:     Units are continuously sold at monthly closings at a purchase
1970:     price equal to 100% of the net asset value per Unit as of the
1971:     close of business on the last day of each month.
1972:
1973:     The aggregate price of the Units sold through September 30, 2008,
1974:     was $393,580,997.
1975:     - 49 -
1976:
1977:
1978:            Since no expenses are chargeable against proceeds, 100% of
1979:     the proceeds of the offering have been applied to the working
1980:     capital of the Partnership for use in accordance with the "Use of
1981:     Proceeds" section of the prospectus and the supplement included
1982:     as part of the above referenced Registration Statements.
1983:
1984:
1985:     Item 5.  OTHER INFORMATION
1986:     After the month end close for November 30, 2008, Demeter will no
1987:     longer offer Units via subscriptions or exchanges into the
1988:     Partnership.  If there are not sufficient Units of the
1989:     Partnership available for sale through November 30, 2008 to
1990:     satisfy all subscription and exchange requests, subscription and
1991:     exchange requests for the Partnership will be handled in the
1992:     order in which they are received, with Demeter reserving the
1993:     right to handle special situations in its sole discretion.
1994:
1995:
1996:     Item 6.  EXHIBITS
1997:
1998:     31.01	Certification of President of Demeter Management
1999:     Corporation, the general partner of the Partnership,
2000:     pursuant to Section 302 of the Sarbanes-Oxley Act of
2001:     2002.
2002:     31.02	Certification of Chief Financial Officer of Demeter
2003:     Management Corporation, the general partner of the
2004:     Partnership, pursuant to Section 302 of the Sarbanes-
2005:     Oxley Act of 2002.
2006:
2007:
2008:     - 50 -
2009:
2010:     32.01	Certification of President of Demeter Management
2011:     Corporation, the general partner of the Partnership,
2012:     pursuant to 18 U.S.C. Section 1350, as adopted pursuant
2013:     to Section 906 of the Sarbanes-Oxley Act of 2002.
2014:     32.02	Certification of Chief Financial Officer of Demeter
2015:     Management Corporation, the general partner of the
2016:     Partnership, pursuant to 18 U.S.C. Section 1350, as
2017:     adopted pursuant to Section 906 of the Sarbanes-Oxley Act
2018:     of 2002.
2019:     99.01	September 30, 2008, Morgan Stanley Managed Futures BHM I,
2020:     LLC Interim Financial Statement filed herewith.
2021:
2022:
2023:
2024:
2025:
2026:
2027:
2028:
2029:
2030:
2031:
2032:
2033:
2034:
2035:
2036:
2037:     - 51 -
2038:
2039:
2040:
2041:
2042:
2043:
2044:
2045:
2046:
2047:     SIGNATURE
2048:
2049:
2050:
2051:     Pursuant to the requirements of the Securities Exchange Act of
2052:     1934, the Registrant has duly caused this report to be signed on
2053:     its behalf by the undersigned thereunto duly authorized.
2054:
2055:
2056:
2057:
2058:                             Morgan Stanley Spectrum
2059:                             Strategic L.P. (Registrant)
2060:
2061:                             By:   Demeter Management Corporation
2062:                                   (General Partner)
2063:
2064:     November 14, 2008       By: /s/Christian Angstadt
2065:                                    Christian Angstadt
2066:                                    Chief Financial Officer
2067:
2068:
2069:
2070:
2071:
2072:     The General Partner which signed the above is the only party
2073:     authorized to act for the Registrant.  The Registrant has no
2074:     principal executive officer, principal financial officer,
2075:     controller, or principal accounting officer and has no Board of
2076:     Directors.
2077:
2078:
2079:
2080:
2081:
2082:
2083:
2084:
2085:
2086:
2087:     - 52 -
2088:
2089:
2090:
2091:
2092:
2093:
2094: