Form 10-K/A
period 2008-12-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2009-05-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K/A
(Amendment No. 1)

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

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009 (the "Original Filing"). This Form 10-K/A is a technical amendment to correct a typographical error in Exhibit 13.01 the Annual Report to Limited Partners for the year ended December 31, 2008. The exhibit included references to the reports of the registrant's independent registered public accounting firm Deloitte and Touche LLP as being dated March 20, 2009, when in fact the reports were dated March 30, 2009.

This Form 10-K/A includes only the corrected exhibit.  This
Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Exhibit 13.01 included in this amendment.




































       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MORGAN STANLEY SPECTRUM STRATEGIC L.P.
						(Registrant)

					BY:	Demeter Management Corporation,
						General Partner


May 13, 2009			BY: /s/	Christian Angstadt
						 	Christian Angstadt,
							Chief Financial Officer



















       EXHIBIT INDEX
ITEM

13.01	December 31, 2008, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.















					       				EXHIBIT 31.01

CERTIFICATIONS

I, Walter Davis, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Morgan
Stanley Spectrum Strategic L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

e)	All significant deficiencies and material weaknesses in the
design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

f)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls over financial reporting.





Date:   May 13, 2009       /s/	Walter Davis
					      Walter Davis,
						 President
						 Demeter Management Corporation,
                               general partner of the registrant
   			      						  EXHIBIT 31.02

CERTIFICATIONS

I, Christian Angstadt, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Morgan
Stanley Spectrum Strategic L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer(s) and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed   under
our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.	The registrant?s other certifying officer(s) and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of the registrant?s board of directors (or persons performing the equivalent functions):

  a)	All significant deficiencies and material weaknesses in the
design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize, and report financial information; and

  b)	Any fraud, whether or not material, that involves management
    	or other employees who have a significant role in the registrant?s internal control over financial reporting.





Date:   May 13, 2009      /s/	Christian Angstadt
	Christian Angstadt
                             	Chief Financial Officer
                             	Demeter Management Corporation,
                             	general partner of the registrant













      			       EXHIBIT 32.01


CERTIFICATION OF PRESIDENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

	(1)		The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	/s/Walter Davis

Name:	   Walter Davis
Title:	   President

Date:	   May 13, 2009










      					  EXHIBIT 32.02


CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Morgan Stanley Spectrum Strategic L.P. (the ?Partnership?) on Form 10-K/A for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Christian Angstadt, Chief Financial Officer of Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

	(1)		The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.








By:	/s/Christian Angstadt

Name:	   Christian Angstadt
Title:	   Chief Financial Officer

Date:	   May 13, 2009

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

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Partnerships and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements.

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

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

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

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      -----------------------
                                                         2008        2007
                                                      ----------- -----------
                                                          $           $
                                    ASSETS
  Investment in BHM I, LLC (cost $75,551,419 and $0,
   respectively)                                       90,392,390     --
                                                      ----------- -----------
  Trading Equity:
   Unrestricted cash                                  113,863,847 178,248,988
   Restricted cash                                      2,175,923  27,652,056
                                                      ----------- -----------
     Total Cash                                       116,039,770 205,901,044
                                                      ----------- -----------
   Net unrealized gain on open contracts (MS&Co.)         391,494   9,057,511
   Net unrealized gain on open contracts (MSIP)         1,613,170     835,498
                                                      ----------- -----------
     Total net unrealized gain on open contracts        2,004,664   9,893,009
                                                      ----------- -----------

  Options purchased (premiums paid $1,144,180 and
   $836,806, respectively)                                790,178     695,481
                                                      ----------- -----------
     Total Trading Equity                             209,227,002 216,489,534
  Receivable from Investment in BHM I, LLC             15,894,480          --
  Interest receivable (MS&Co.)                              1,470     421,265
  Subscriptions receivable                                --        3,398,937
                                                      ----------- -----------
     Total Assets                                     225,122,952 220,309,736
                                                      =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   8,467,774   2,892,540
  Accrued brokerage fees (MS&Co.)                       1,087,473   1,051,799
  Accrued management fees                                 508,977     420,720
  Options written (premiums received $344,612 and
   $631,414, respectively)                                201,784     314,263
  Accrued incentive fee                                   --          102,353
                                                      ----------- -----------
     Total Liabilities                                 10,266,008   4,781,675
                                                      ----------- -----------
  PARTNERS' CAPITAL
  Limited Partners (11,299,103.992 and
   11,838,347.676 Units, respectively)                212,696,497 213,167,590
  General Partner (114,769.692 and
   131,089.692 Units, respectively)                     2,160,447   2,360,471
                                                      ----------- -----------
     Total Partners' Capital                          214,856,944 215,528,061
                                                      ----------- -----------
     Total Liabilities and Partners' Capital          225,122,952 220,309,736
                                                      =========== ===========
  NET ASSET VALUE PER UNIT                                  18.82       18.01
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