Form 10-Q
period 2009-03-31
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2009-05-15
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes     X      No___________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters
	Ended March 31, 2009 and 2008 (Unaudited) 	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2009 and 2008 (Unaudited)	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-25

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	26-35

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	36-50

Item 4.	Controls and Procedures	50-51

Item 4T.	Controls and Procedures	51


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................52

Item 6.	Exhibits................................................52



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                          (Unaudited)

	March 31,	     December 31,
                                                                2009       	     2008
	$	     $
ASSETS
Investment in BHM I, LLC (cost $80,589,400 and
  $75,551,419, respectively)	101,206,542	                90,392,390
Trading Equity:

	Unrestricted cash	    83,466,519 	     113,863,847
	Restricted cash	    5,820,865	      2,175,923

          Total cash	   89,287,384	   116,039,770

	Net unrealized gain (loss) on open contracts (MS&Co.)	      (378,824)	           391,494
	Net unrealized gain (loss) on open contracts (MSIP)	    (1,429,021)	       1,613,170

	     Total net unrealized gain (loss) on open contracts	    (1,807,845)	       2,004,664
Options purchased (premiums paid $842,752
       and $1,144,180, respectively)	        660,608    	           790,178

	     Total Trading Equity	189,346,689	209,227,002
Receivable from Investment in BHM I, LLC	4,113,330       	15,894,480
Interest receivable (MS&Co.)	          15,418	               1,470


	     Total Assets	  193,475,437	    225,122,952

LIABILITIES AND PARTNERS? CAPITAL
Liabilities

Redemptions payable	6,716,715	8,467,774
Accrued brokerage fees (MS&Co.)	       977,580	        1,087,473
Accrued management fees				                 463,985	                508,977
Options written (premiums received $474,790
   and $344,612, respectively)				          	    372,046	                 201,784

	     Total Liabilities	      8,530,326	       10,266,008
Partners? Capital

Limited Partners (10,242,343.424 and
  11,299,103.992 Units, respectively)	183,084,888	212,696,497
General Partner (104,066.692 and
  114,769.692 Units, respectively)	     1,860,223	       2,160,447

	     Total Partners? Capital	   184,945,111	    214,856,944

	     Total Liabilities and Partners? Capital	   193,475,437	    225,122,952
NET ASSET VALUE PER UNIT                                                               17.88                               18.82

The accompanying notes are an integral part of these financial statements.

- 2 -


       <table>         MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

<caption>	   	    For the Quarters Ended March 31,

                                                                         		        2009    	    2008
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (MS&Co.)		      51,877			      951,066

EXPENSES
	Brokerage fees (MS&Co.)		3,081,149	3,313,435
	Management fees	     	1,463,321 	   1,419,919
	Incentive fee		               ?       	   3,260,085

		Total Expenses		    4,544,470	  7,993,439

NET INVESTMENT LOSS	   (4,492,593)	  (7,042,373)

TRADING RESULTS
Trading profit (loss):
	Realized			(8,112,249)	(1,936,608)
     Net change in unrealized		   (3,680,734)	    1,593,059
	Realized gain on investment in
 	  BHM I, LLC		97,673	?
	Unrealized appreciation on investment
	  in BHM I, LLC		   5,776,171	  14,962,098

		Total Trading Results		   (5,919,139)	   14,618,549

NET INCOME (LOSS)	     (10,411,732)	    7,576,176

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                            		           (10,307,040)  	   7,493,813
	General Partner                                                   		                (104,692)	     82,363

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                    (0.96)	 0.62
	General Partner                                                   		(0.96)    	 0.62

			                                                                                 Units     	                         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	10,876,487.732             11,863,382.714

The accompanying notes are an integral part of these financial statements.


-	3 ?

       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2009 and 2008
	(Unaudited)



	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2007	 11,969,437.368	 213,167,590	 2,360,471	 215,528,061

Offering of Units	408,687.670	  7,656,281                   ? 	  	7,656,281

Net Income                                                             ? 		7,493,813	82,363	7,576,176

Redemptions                   (648,125.706)      (12,173,988)	                 ?             	 (12,173,988)

Partners? Capital,
	March 31, 2008	 11,729,999.332	 216,143,696	 2,442,834	 218,586,530




Partners? Capital,
	December 31, 2008	 11,413,873.684	 212,696,497	 2,160,447        214,856,944

Net Loss                                                                ? 		(10,307,040)	(104,692)	(10,411,732)

Redemptions                                             (1,067,463.568)      (19,304,569)	         (195,532)       	 (19,500,101)

Partners? Capital,
	March 31, 2009	 10,346,410.116	 183,084,888	 1,860,223	 184,945,111










The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)
<caption>	          	    For the Quarters Ended March 31,

	      2009     	      2008
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(10,411,732)	7,576,176
Purchase of investment in BHM I, LLC	(17,036,081)    	(87,780,581)
Proceeds from sale of investments	12,095,774    	2,277,892
Noncash item included in net income (loss):
		Net change in unrealized	3,680,734	(1,593,059)
		Realized appreciation on investment in
      	   BHM, LLC	(97,673)	?
		Unrealized appreciation on investment in
           BHM I, LLC	(5,776,171)   	(14,962,098)

(Increase) decrease in operating assets:
		Restricted cash	(3,644,942)	21,781,219
		Net premiums paid for option purchased	 301,428     	72,768
		Receivable from investment in BHM I, LLC	11,781,150                           ?
		Interest receivable (MS&Co.)	(13,948)	198,946

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	(109,893)	95,795
		Accrued management fees	(44,992)	   114,824
		Net premiums received for options written	         130,178	                             ?
		Accrued incentive fee	                                                                      ?              	       (102,353)

Net cash used for operating activities	      (9,146,168)	   (72,320,471)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                                                       ?                	8,488,116
Cash paid for redemptions of Units	   (21,251,160)	   (10,653,428)

Net cash used for financing activities	   (21,251,160)	      (2,165,312)

Net decrease in unrestricted cash	(30,397,328)	(74,485,783)

Unrestricted cash at beginning of period	113,863,847	    178,248,988

Unrestricted cash at end of period	   83,466,519	   103,763,205

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
Non-cash investment transfer to BHM I, LLC	   $           ?       	$11,850,500

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)


 Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
  Net Assets
       Short
   Unrealized
   Gain/(Loss)

Percentage of
  Net Assets
        Net
   Unrealized
   Gain/(Loss)

  $
%
$
%
     $

March 31, 2009, Partnership Net Assets:  $184,945,111








Commodity
 (1,216,064)
       (0.65)
    (135,797)
        (0.08)
 (1,351,861)
Equity
    (15,277)
       (0.01)
    (148,436)
        (0.08)
  (163,713)
Foreign currency
    (238,497)
       (0.13)
    (811,798)
        (0.44)
(1,050,295)
Interest rate
  1,478,477
        0.80
       11,408
         0.01
 1,489,885






     Grand Total:
        8,639
        0.01
 (1,084,623)
        (0.59)
  (1,075,984)

     Unrealized Currency Loss




        (0.40)

  (731,861)

     Total Net Unrealized Loss on Open Contracts


  Fair Value
             $
Percentage of
   Net Assets
         %



Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
      660,608
      0.36



Options written on Futures Contracts
            ?
        ?



Options written on Forward Contracts
     (372,046)
     (0.20)






 (1,807,845)



10,068,087

December 31, 2008, Partnership Net Assets:  $214,856,944









Commodity
  1,854,894
        0.86
    (124,468)
        (0.06)
  1,730,426
Equity
     20,337
        0.01
      (16,805)
        (0.01)
       3,532
Foreign currency
  1,089,344
        0.51
    (453,017)
        (0.21)
   636,327
Interest rate
     426,800
        0.20
           ?
           ?
   426,800






     Grand Total:
  3,391,375
        1.58
    (594,290)
        (0.28)
   2,797,085

     Unrealized Currency Loss




        (0.37)

  (792,421)

     Total Net Unrealized Gain on Open Contracts


  2,004,664


Fair Value
           $
Percentage of
  Net Assets
         %



Options purchased on Futures Contracts
            ?
        ?



Option  Options purchased on Forward Contracts
       790,178
      0.37



Options written on Futures Contracts
            ?
        ?



Options written on Forward Contracts
      (201,784)
     (0.09)




The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Strategic L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the Futures Interest on underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. ("Blenheim"), Eclipse Capital Management, Inc., and FX Concepts Trading Advisor, Inc. ("FX Concepts") (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $

Mar. 31, 2009  (1,172,787)	  (635,058)   (1,807,845)	  Sep. 2009	    Jun. 2009
Dec. 31, 2008	   1,271,965	    732,699     2,004,664	Jun. 2009	    Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $88,114,597 and $117,311,735 at March 31, 2009, and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements,
                              - 14 -


        MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133? (?SFAS No. 161?). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition for the Three Months Ended March 31, 2009:



  Futures and Forward Contracts

       Long
          Unrealized
         Gain

      Long
L       Unrealized
      Loss

          Short
         Unrealized
           Gain

 Short
         Unrealized
         Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

      $
  $
   $
    $
 $

  March 31, 2009






Tr  Commodity
                 8,100
   (1,224,164)
        73,780
        (209,577)
         (1,351,861)
               141
K   Equity
                     ?
        (15,277)
           ?
        (148,436)
            (163,713)
               124
K   Foreign currency
             728,001
      (966,498)
       186,509
        (998,307)
         (1,050,295)
            1,278
K   Interest rate
          1,478,477
            ?_   _
              11,408
           ?_   _
          1,489,885
            2,233
K        Total
   2,214,578
 (2,205,939)
       271,697
   (1,356,320)
         (1,075,984)

K        Unrealized currency loss




            (731,861)

K        Total net unrealized loss
             on open contracts





    (1,807,845)

Tr  Options purchased
            346,309
       314,299
?
            ?


K   Options written
                  ?
              ?
    (154,382)
       (217,664)




Based upon the Trading Advisors? historical trading, it can generally be expected that the Partnership will trade approximately 1,715 round turn contracts per million under management over the course of a year or approximately 430 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisors? volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009 included in Total
Trading Results:

_
Type of Instrument
      $
Tr Commodity
               (7,451)
 Equity
         (1,291,496)
 Foreign currency
         (5,066,930)
     Interest rate
             386,178
K   Unrealized currency gain
               60,560
K        Total
 (5,919,139)

Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:
Trading Results
      $
Tr  Realized
         (8,112,249)
K   Net change in unrealized
         (3,680,734)
     Realized gain on investment in BHM I, LLC
               97,673
     Unrealized appreciation on investment in BHM I, LLC
          5,776,171
K      Total Trading Results
         (5,919,139)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.

5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS
No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:

March 31, 2009





 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
 Significant Other
     Observable
         Inputs
       (Level 2)
     Significant
       Unobservable
         Inputs
       (Level 3)




       Total

Assets





Investment in BHM I, LLC
?
    $101,206,542
    n/a

$101,206,542
Net unrealized loss on open contracts
 $(1,172,787)
    $     (635,058)
    n/a

 $   (1,807,845)
Options purchased
        ?
    $     660,608
    n/a

 $       660,608






Liabilities





Options written
    ?
    $    372,046
    n/a

    $     372,046

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


December 31, 2008




 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
 Significant Other
     Observable
         Inputs
       (Level 2)
     Significant
       Unobservable
         Inputs
       (Level 3)




       Total

Assets





Investment in BHM I, LLC
?
$   90,392,390
    n/a

$   90,392,390
Net unrealized gain on open contracts
$  1,271,965
                       $        732,699
    n/a

$     2,004,664
Options purchased
        ?
                       $        790,178
    n/a

                       $        790,178






Liabilities





Options written
    ?
$        201,784
    n/a

$        201,784

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company. The Partnership?s investment in the Trading Company represents approximately 54.72% of the net asset value of the Partnership at March 31, 2009.

Summarized information for the Partnership?s investment in the Trading Company as of March 31, 2009, is as follows:



Investment


   % of Partnership
       Net Assets



 Fair Value



 Total Income


          Management
Fees


   Incentive
         Fees


Administrative
      Fees

%
$
$
    $
            $
         $                      $
     BHM I, LLC
               54.72
   101,206,542
  5,873,844
   n/a
                   n/a
                    n/a

The Partnership?s investment into the Trading Company does not pay any management, incentive, or administrative fee. Those fees are paid by the Partnership.
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, ?Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly? (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.



7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as cash is therefore classified as unrestricted cash.


8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have a 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the ?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV
                             - 24 ?


       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.

At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

       Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from
                             - 26 -


       promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
 - 27 -


       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.
Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
- 28 -


       The Partnership?s results of operations set forth in the
Financial Statements on pages 2 through 25 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
- 29 -


       For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(5,867,262) and expenses totaling $4,544,470, resulting in a net loss of $10,411,732 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $18.82 at December 31, 2008, to $17.88 at March 31, 2009.

The most significant trading losses of approximately 3.0% were recorded in the currency sector throughout the quarter from long positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Meanwhile, additional losses were recorded from short positions in the Swiss franc, Turkish lira, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Within the global stock index sector, losses of approximately 0.8% were incurred primarily during March from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating governments
       and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy, which boosted speculation that government programs would possibly revive economic growth in the near term. Additional losses of approximately 0.4% were experienced in the energy sector during January from long futures positions in crude oil as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand. During March, newly established short positions in crude oil futures experienced further losses as prices reversed higher on hopes that the decision by the U.S. Federal Reserve to buy government bonds might boost energy demand as economic growth rebounds. Smaller losses of approximately 0.2% were incurred within the metals complex, primarily during January, from short positions in gold futures as prices reversed higher on strong demand for the ?safe haven? asset due to widespread investor pessimism about the near future of the global economy. Elsewhere, losses were recorded during January from long positions in aluminum and nickel futures as prices decreased after a record drop in machinery orders in Japan spurred concerns of a further decline in global demand for base metals. A portion of the Partnership?s losses for the
       quarter was offset by gains of approximately 0.6%
achieved in the agricultural complex during January and March from long positions in cocoa futures as prices moved higher on concerns that global output might not keep pace with demand. Additional gains were achieved primarily during February from long sugar futures positions as prices rose on speculation that supply might not meet demand. Smaller gains of approximately 0.1% were experienced within the global interest rate sector primarily during January from short positions in U.S. fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boost spending in an effort to ease the deepening economic slump. Elsewhere, long positions in short-term European interest rate futures resulted in gains as prices increased during January after a drop in global equity markets and growing concerns about the global economic recession fueled demand for the relative ?safety? of government assets. During March, prices continued to move higher after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy.

       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $15,569,615 and expenses totaling $7,993,439, resulting in net income of $7,576,176 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $18.01 at December 31, 2007, to $18.63 at March 31, 2008.

The most significant trading gains of approximately 5.2% were recorded in the agricultural markets from long futures positions in the soybean complex and corn as prices increased during January following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Further gains were experienced from long futures positions in these markets as prices continued to move higher during February amid speculation that demand from China would climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, gains were experienced from long positions in cocoa futures as prices moved higher during January and February after shipments from the Ivory Coast, the world?s largest producer, were delayed by a labor strike. During February, long positions in sugar futures resulted in further gains as prices rose on speculation that future demand would strengthen amid worries regarding future supply. Finally, long

       positions in cotton futures resulted in gains primarily during February as prices increased on speculation that future production would fall. Additional gains of approximately 1.9% were recorded in the metals markets during January and February from long positions in gold futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar and further ?safe haven? buying because of weakness in global equity markets. Elsewhere, long positions in zinc, copper, and aluminum futures resulted in gains as prices moved higher during January and February on reports of falling inventories amid rising demand from China and India. Smaller gains of approximately 1.7% were recorded in the global interest rate sector primarily during January from long positions in U.S., German, and Japanese fixed-income futures as prices moved higher amid a sharp decline in global equity markets, concerns of a possible economic recession in the United States, and speculation that global interest rates would move lower. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.5% in the global stock index sector primarily during January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb
       global economic growth for the foreseeable future.
Smaller losses of approximately 0.6% were incurred in the currency markets during January from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed higher against most of its major rivals after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce existing carry-trade positions. During March, short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the U.S. dollar weakened towards the end of the month following news of an unexpected rise in unemployment in February, weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Meanwhile, long positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during January as the value of the Canadian dollar weakened after a government report showed Canada?s business and government spending unexpectedly declined in December. Lastly, losses were also incurred during March from long positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of these currencies were pressured lower relative to the U.S. dollar due to a sharp decline in commodity prices during the middle of the month.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership. Throughout this Item 3, references to the Partnership include assets, positions and instruments also held by the Trading Company with respect to the Partnership?s investment in the Trading Company.
The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.
Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency
       options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e.,
       "risk of ruin") that far exceed the Partnership?s
experience to date under "The Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The
       Partnership estimates VaR using a model based upon
historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which theportfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.
The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008.
At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $185 million and $219 million, respectively.

       <table> <caption>
Primary Market            March 31, 2009       March 31, 2008
Risk Category              Value at Risk        Value at Risk
Interest Rate	(0.43)%	(0.26)%

Currency	(0.20)	             (0.58)

Equity 	(0.13)	  (0.10)

Commodity	(1.55)	(1.10)

Aggregate Value at Risk	      (1.16)%	      (1.40)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the total of the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four

       quarter-end reporting periods from April 1, 2008, through
March 31, 2009.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.43)%	(0.14)%	(0.26)%
Currency	(1.10)	(0.11)	(0.40)
Equity	(0.13)	(0.02)	(0.09)
Commodity	(1.64)	(0.66)	(1.16)
Aggregate Value at Risk	(2.31)%	(0.71)%	(1.24)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;

-	42 ?

*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or their ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 45% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the U.S., European,
       and Japanese interest rate sectors.  Interest rate
movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., United Kingdom, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2009, the Partnership had exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations.
The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major
       exposures were to the euro, Norwegian krone, Swedish
krona, Japanese yen, Australian dollar, Canadian dollar, British pound, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2009, the Partnership had exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2009, the Partnership?s primary exposures were to the FTSE 100 (U.K.), S&P 500 (U.S.), DAX (Germany), CAC 40 (France), and Hang Seng (Hong Kong) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure
       was to the cocoa, sugar, cotton, soybean meal, wheat, lumber, soybeans, coffee, corn, soybean oil, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The second largest market exposure of the
Partnership at March 31, 2009, was to the metals sector.
The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, copper, nickel, aluminum, tin, and lead, as well as precious metals, such as gold, palladium, and platinum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisors utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather
       patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in British pounds, euros, Japanese yen, Canadian dollars, New Zealand dollars, Australian dollars, Hong Kong dollars, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading
       approaches through the selection of Commodity Trading
Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.


Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.
Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could
       significantly affect these controls subsequent to the date of their evaluation.


Item 4T. CONTROLS AND PROCEDURES
Not applicable.




















-	51 ?

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
99.01	March 31, 2009, Morgan Stanley Managed Futures BHM I, LLC
Interim Financial Statement filed herewith.




-	52 ?

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

May 15, 2009            By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.