Form 10-Q
period 2009-06-30
MORGAN STANLEY SPECTRUM STRATEGIC LP
filed 2009-08-12
CIK 925263

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-26280

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782225
(State or other jurisdiction of				  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

Large accelerated filer______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X


	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2009


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008	2

		Statements of Operations for the Three and Six
	Months Ended June 30, 2009 and 2008	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2009 and 2008	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008	6

		Notes to Financial Statements	7-25

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	26-42

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	42-56

Item 4.	Controls and Procedures	57

Item 4T.	Controls and Procedures	58


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................59

Item 6.	Exhibits................................................59



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                          (Unaudited)

<caption>	June 30,	     December 31,
                                     2009       	     2008
	$	     $
ASSETS
Investment in BHM I, LLC (cost $68,879,065 and
  $75,551,419, respectively)	    98,021,694	          90,392,390

Trading Equity:

	Unrestricted cash	68,921,674     	     113,863,847
	Restricted cash	     6,825,695	      2,175,923

          Total cash	    75,747,369	   116,039,770

	Net unrealized gain (loss) on open contracts (MS&Co.)	      (10,608)	           391,494
	Net unrealized gain (loss) on open contracts (MSIP)	       (769,719)	       1,613,170

	     Total net unrealized gain (loss) on open contracts	        (780,327)	       2,004,664

	Options purchased (premiums paid $1,655,297
       and $1,144,180, respectively)	      1,457,884    	           790,178

Total Trading Equity	   174,446,620	    209,227,002

Receivable from Investment in BHM I, LLC	  7,804,568    	15,894,480
Interest receivable (MS&Co.)	           11,326	               1,470


	     Total Assets	  182,262,514	    225,122,952

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,929,907	8,467,774
Accrued brokerage fees (MS&Co.)	937,655       	        1,087,473
Options written (premiums received $925,000 and
   $344,612, respectively)				      	   726,701	                 201,784
Accrued management fees	         446,987       	           508,977

	     Total Liabilities	      4,041,250	      10,266,008

Partners? Capital

Limited Partners (9,846,326.493 and
    11,299,103.992 Units, respectively)	176,410,533	212,696,497
General Partner (101,065.692 and
    114,769.692, respectively)	       1,810,731	       2,160,447

	     Total Partners? Capital	   178,221,264	    214,856,944

	     Total Liabilities and Partners? Capital	   182,262,514	    225,122,952
NET ASSET VALUE PER UNIT                                                  	             17.92	                               18.82

The accompanying notes are an integral part of these financial statements. </table>
- 2 -


	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                            For the Three Months	                           For the Six Months
  	              Ended June 30,     	                          Ended June 30,


                                        2009   	        2008    	       2009   	    2008
                                           $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	        41,566		       666,529		       93,443     	       1,617,595

EXPENSES
	Brokerage fees (MS&Co.)	2,761,134	3,243,641	5,842,283 	 	6,557,076
	Management fees	1,313,732	1,507,923 	2,777,053 		2,927,842
	Incentive fees	              ?      	      318,524	            ?      		      3,578,609

		   Total Expenses 	    4,074,866	   5,070,088	    8,619,336		  13,063,527

NET INVESTMENT LOSS 	   (4,033,300)	   (4,403,559)	    (8,525,893)		   (11,445,932)

TRADING RESULTS
Trading profit (loss):
	Realized	(5,352,183)	(6,384,889)	 (13,464,432)		(8,299,067)
	Net change in unrealized	1,107,803   	    1,262,466	   (2,572,931)	            2,833,095
	Realized gain on investment in
       BHM, LLC	241,870	          ?      	339,543		              ?
	Net change in unrealized appreciation
	  on investment in BHM I, LLC	    8,525,487	      13,648,383 	  14,301,658 		    28,610,481

		  Total Trading Results	    4,522,977	   8,525,960	   (1,396,162)		    23,144,509

NET INCOME (LOSS)	       489,677	   4,122,401	   (9,922,055)		   11,698,577

NET INCOME (LOSS) ALLOCATION

	Limited Partners	483,201             4,076,089		(9,823,839)		11,569,902
	General Partner 	6,476                  46,312		(98,216)		128,675

NET INCOME (LOSS) PER UNIT

	Limited Partners                       	0.05	0.36	  (0.94)               	0.98
	General Partner	                         0.05                       0.36	  (0.94)                	0.98

			                                                            Units     	                 Units	Units	     Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                 10,137,528.204      11,698,036.615	10,529,950.518	11,787,953.998

The accompanying notes are an integral part of these financial statements. </table>

-	3 ?
 	       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2009 and 2008
	(Unaudited)



	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2007	 11,969,437.368	 213,167,590	 2,360,471	 215,528,061

Offering of Units	879,826.844	16,420,222                   ?		16,420,222

Net Income                                                                ? 		11,569,902	128,675	11,698,577

Redemptions                                             (1,214,338.680)     (22,596,842)	          (125,866)       	(22,722,708)

Partners? Capital,
	June 30, 2008	11,634,925.532     218,560,872		 2,363,280	 220,924,152




Partners? Capital,
	December 31, 2008	 11,413,873.684	 212,696,497	 2,160,447       214,856,944

Net Loss                          ? 		         (9,823,839)           (98,216)	          (9,922,055)

Redemptions                  (1,466,481.499)     (26,462,125)	          (251,500)       	(26,713,625)

Partners? Capital,
	June 30, 2009	   9,947,392.185       176,410,533	 1,810,731	 178,221,264














The accompanying notes are an integral part of these financial statements. </table>

       <table> 	MORGAN STANLEY SPECTRUM STRATEGIC L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)
	    For the Six Months Ended June 30,

	      2009     	      2008
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(9,922,055)	11,698,577
Purchase of investment in BHM I, LLC	    (17,036,081)	(86,083,136)
Proceeds from sale of investments in BHM I, LLC	 24,047,978   	5,780,200
Noncash item included in net income (loss):
		Net change in unrealized	2,572,931	(2,833,095)
		Realized gain on investment
		  in BHM I, LLC	(339,543)	?
		Net change in unrealized appreciation
      	   on investment in BHM I, LLC	(14,301,658) 	(28,610,481)

(Increase) decrease in operating assets:
		Restricted cash	(4,649,772)	22,801,605
		Net premiums paid for options purchased 	      (511,117)	150,671
		Receivable from investment in BHM I, LLC	    8,089,912	(1,697,445)
		Interest receivable (MS&Co.)	(9,856)	               161,567

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	 (149,818)	12,159
		Net premium received from options written                                580,388             	       (346,045)
		Accrued management fees	 (61,990)	   74,295
		Accrued incentive fee	            ?    	                      216,171

Net cash used for operating activities	  (11,690,681)	   (78,674,957)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                                                       ?                   	16,540,379
Cash paid for redemptions of Units	   (33,251,492)	   (21,058,057)

Net cash used for financing activities	   (33,251,492)	     (4,517,678)

Net decrease in unrestricted cash	(44,942,173)	(83,192,635)

Unrestricted cash at beginning of period	   113,863,847	    178,248,988

Unrestricted cash at end of period	    68,921,674	     95,056,353

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITY:
Non-cash investment transfer to BHM I, LLC 	  	$             ?                     $   11,850,500

The accompanying notes are an integral part of these financial statements. </table>

       <table> MORGAN STANLEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


 Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
  Net Assets
       Short
   Unrealized
   Gain/(Loss)

Percentage of
  Net Assets
        Net
   Unrealized
   Gain/(Loss)

  $
%
$
%
     $

June 30, 2009, Partnership Net Assets:  $178,221,264


Commodity
    (806,259)
       (0.45)
        (3,761)
           ?
     (810,020)
Equity
        ?
          ?
     189,605
         0.10
   189,605
Foreign currency
     620,786
        0.35
    (439,829)
        (0.25)
   180,957
Interest rate
     374,657
        0.21
           ?
           ?
   374,657






     Grand Total:
     189,184
        0.11
    (253,985)
        (0.15)
       (64,801)

     Unrealized Currency Loss




        (0.40)

  (715,526)

     Total Net Unrealized Loss on Open Contracts


  Fair Value
             $
Percentage of
   Net Assets
         %






Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
    1,457,884
      0.82



Options written on Futures Contracts
             ?
         ?



Options written on Forward Contracts
     (726,701)
     (0.41)






   (780,327)



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






Options purchased on Futures Contracts
            ?
        ?



Option  Options purchased on Forward Contracts
       790,178
      0.37



Options written on Futures Contracts
            ?
        ?



Options written on Forward Contracts
      (201,784)
     (0.09)




The accompanying notes are an integral part
 of these financial statements. </table>
       MORGAN STANLEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

1.  Organization
Morgan Stanley Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s general partner is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. ("Blenheim"), Eclipse Capital Management,
Inc., and FX Concepts Trading Advisor, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global
Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

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

Financial Accounting Standards Board ("FASB") Interpretation
No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), clarifies
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

       <table> MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	 on Open Contracts 	  Longest Maturities

	Exchange-	 Off-Exchange-		    Exchange-	Off-Exchange-
Date	  Traded    	Traded    	  Total	    Traded      	 Traded
	$	$	  $
Jun. 30, 2009 	   (921,455)   141,128		     (780,327)	Dec. 2009	    Sep. 2009
Dec. 31, 2008	   1,271,965	    732,699     2,004,664	Jun. 2009	    Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $74,825,914 and $117,311,735 at June 30, 2009 and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statements No. 133? (?SFAS No. 161?). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.


The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



  Futures and Forward Contracts

       Long
          Unrealized
         Gain

      Long
L       Unrealized
      Loss

          Short
         Unrealized
           Gain

 Short
         Unrealized
         Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

      $
  $
   $
    $
 $

 Commodity
             ?
       (806,259)
          18,500
          (22,261)
       (810,020)
          174
K   Equity
             ?
             ?
        219,555
          (29,950)
        189,605
           328
K   Foreign currency
         620,787
              ?
              ?
        (439,830)
         180,957
       1,438
K   Interest rate
   387,454
   (12,797)
       ?
       ?
   374,657
        1,755
K        Total
1,008,241
 (819,056)
  238,055
  (492,041)
   (64,801)








K        Unrealized currency loss




  (715,526)

K        Total net unrealized loss
             on open contracts




  (780,327)








  Options purchased, fair value
        866,548
        591,336




K    Options written, fair value


(278,341)
    (448,360)


The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161. <table> <caption>
The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in
Total Trading Results:

          For the Three Months
         For the Six Months

   Ended June 30, 2009
 Ended June 30, 2009
Type of Instrument
  $
       $
 Commodity
                 1,905,707
                 1,898,256
 Equity
                  (682,611)
                (1,974,107)
 Foreign currency
               (2,220,601)
                (7,287,531)
     Interest rate
                5,504,147
                 5,890,325
K   Unrealized currency gain
                     16,335
                      76,895
K        Total
         4,522,977
        (1,396,162)
</table> - 18 -
       <table> MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

      For the Three Months
         For the Six Months

      Ended June 30, 2009
       Ended June 30, 2009
 Trading Results
$
 $
 Realized
           (5,352,183)
           (13,464,432)
K   Net change in unrealized
            1,107,802
             (2,572,932)
     Realized gain on investment in BHM I, LLC
               241,870
                 339,543
     Net change in unrealized appreciation on
        investment in BHM I, LLC

            8,525,488

            14,301,659
K       Total Trading Results
            4,522,977
            (1,396,162)

6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements? fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:

       <table> MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
June 30, 2009




 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
 Significant Other
     Observable
         Inputs
       (Level 2)
     Significant
       Unobservable
         Inputs
       (Level 3)




       Total

Assets





Investment in BHM I, LLC
?
   $98,021,694
 n/a

   $98,021,694
Net unrealized gain (loss) on open
contracts

$ (921,455)

   $     141,128

 n/a


   $   (780,327)
Options purchased
?
   $  1,457,884
 n/a

   $ 1,457,884






Liabilities





Options written
?
   $     726,701
 n/a

   $    726,701






December 31, 2008




 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
 Significant Other
     Observable
         Inputs
       (Level 2)
     Significant
       Unobservable
         Inputs
       (Level 3)




       Total

Assets





Investment in BHM I, LLC
?
                 $90,392,390
    n/a

                     $90,392,390
Net unrealized gain on open contracts
                     $1,271,965
                 $     732,699
    n/a

                     $  2,004,664
Options purchased
        ?
                  $     790,178
    n/a

                      $     790,178






Liabilities





Options written
    ?
                $    201,784
    n/a

                     $    201,784






Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company. The Partnership?s investment in the Trading Company represents approximately 55% of the net asset value of the Partnership at June 30, 2009.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Summarized information for the Partnership?s investment in the Trading Company as of June 30, 2009, is as follows:



Investment


   % of Partnership
       Net Assets



 Fair Value



 Total Income


          Management
Fees


   Incentive
         Fees


Administrative
      Fees

%
$
$
    $
            $
         $                      $
     BHM I, LLC
              55.00
   98,021,694
  14,641,202
   n/a
                   n/a
                    n/a


The Partnership?s investment into the Trading Company does not pay any management, incentive, or administrative fee. Those fees are paid by the Partnership.
7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, ?Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly? (?FSP SFAS
No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material
       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2008. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: ?authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

       MORGAN STANLEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.































-	25 ?

Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
- 28 -


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


       For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $4,564,543 and expenses totaling $4,074,866, resulting in net income of $489,677 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit increased from $17.88 at March 31, 2009, to $17.92 at June 30, 2009.

The most significant trading gains of approximately 2.2% were experienced within the global interest rate sector, primarily during April, from short positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. European interest rate prices were also pressured lower in April after the European Central Bank reduced its benchmark interest rate less-than-expected. Additional gains were recorded during May from long positions in short-term European fixed-income futures as prices rose after the Bank of England said the economy might contract for the rest of the year and lending might take longer to resume than previously forecast. Gains of approximately 1.2% were achieved in the metals sector throughout the quarter from long positions in zinc, nickel, and tin futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the
       nation?s economy might boost demand for base metals.
Meanwhile, long positions in palladium futures resulted in gains
as   prices moved higher amid increased demand.  A portion of
the Partnership?s gains for the quarter was offset by losses of approximately 1.5% in the currency sector primarily during April and May from short positions in the Swedish krona and Polish zloty versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Further losses were incurred from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso fell during April on concerns that an outbreak of the swine flu might curb tourism and consumer spending, thereby deepening that country?s recession. Losses were recorded during the first half of the quarter from long positions in the Japanese yen versus the euro as the value of the Japanese yen moved lower amid a decline in risk aversion, which boosted investor appetite for higher-yielding currencies. Additional losses were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against the Japanese yen amid speculation that the U.S. Federal Reserve might raise interest rates following news that the U.S.
       payrolls fell less-than-expected in May.  Within the
agricultural complex, losses of 0.7% were recorded, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected. Further losses were incurred during June from long futures positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development. Additional losses of 0.3% were incurred within the global stock index sector, primarily during April and May, from short positions in U.S. and Japanese equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller losses of 0.2% were recorded in the energy sector, primarily during May, from short futures positions in crude oil and its related products as prices moved higher amid better-than-expected economic data in the U.S. and China, the world?s biggest consumers of energy, and after U.S. government data revealed that crude oil inventories rose less than expected.

The Partnership recorded total trading results including interest income totaling $(1,302,719) and expenses totaling $8,619,336, resulting in a net loss of $9,922,055 for the six months ended
       June 30, 2009.  The Partnership?s net asset value per Unit decreased from $18.82 at December 31, 2008, to $17.92 at June 30,
2009.

The most significant trading losses of approximately 4.4% were recorded in the currency sector, primarily during February, March, April, and May, from long positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Meanwhile, additional losses were recorded from short positions in the Swiss franc and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Additional losses were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals amid speculation that the U.S. Federal Reserve might raise interest rates following news that the U.S. payrolls fell less-than-expected in May. Further losses were incurred from long positions in the Mexican peso versus the U.S. dollar as the
                             - 33 ?
       value of the Mexican peso fell during April on concerns that an outbreak of the swine flu might curb tourism and consumer spending, thereby deepening that country?s recession. Losses of approximately 1.1% were incurred within the global stock index sector, primarily during March and April, from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Within the energy markets, losses of approximately 0.6% were experienced primarily during January from long futures positions in crude oil and its related products as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand. Newly established short futures positions in crude oil and its related products resulted in losses during March and May as prices rose on hopes that the decision by the U.S. Federal Reserve to buy government bonds might boost energy demand. Smaller losses of approximately 0.1% were incurred within the agricultural complex, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected. Further losses were incurred during June from long futures positions in
                           - 34 ?
       corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 2.4% achieved in the global fixed-income sector primarily during January and April from short positions in U.S. fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. Elsewhere, long positions in short-term European interest rate futures resulted in gains as prices increased during January after a drop in global equity markets and growing concerns about the global economic recession fueled demand for the relative ?safety? of government assets. Prices continued to move higher during March and May after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy. Further gains of approximately 1.1% were experienced within the metals sector, primarily during March, April, May, and June, from long futures positions in zinc and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Elsewhere in the metals complex, long positions in palladium and platinum futures resulted in gains during March,
                            - 35 ?
       April, May as prices climbed higher on speculation that the slumping U.S. dollar might spur inflation, boosting the appeal of precious metals as a hedge.


For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $9,192,489 and expenses totaling $5,070,088, resulting in net income of $4,122,401 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $18.63 at March 31, 2008, to $18.99 at June 30, 2008.

The most significant trading gains of approximately 7.4% were recorded in the agricultural markets primarily during April and June from long positions in cocoa futures as prices rose to the highest level since 1986 on fears that dry weather would damage crops in the Ivory Coast. Elsewhere, long futures positions in the soybean complex resulted in gains as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in corn futures resulted in further gains as prices moved higher on consistently strong demand for ethanol and supply concerns after severe floods in the U.S. Midwest damaged crops. Additional gains of
       approximately 2.0% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil and its related products and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 0.2% were recorded in the global stock index sector primarily during June from short positions in European equity index futures as prices declined sharply on concerns that record commodity prices and additional subprime related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 2.7% incurred in the global interest rate sector primarily during April and May from long positions in U.S., European, and Japanese fixed-income futures as prices moved
       lower on speculation that the U.S. Federal Reserve,
European Central Bank, and Bank of Japan might not ease borrowing costs as much as previously expected due to accelerating global inflation. Further losses were incurred during June from both short and long positions in U.S. and European interest rate futures as prices moved without consistent direction throughout the month amid uncertainty regarding inflation and central bank policy. Additional losses of approximately 1.9% were recorded in the currency sector from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the quarter. Long positions in the Canadian dollar versus the U.S. dollar incurred additional losses during June as the value of the Canadian dollar weakened against the U.S. dollar amid continued weak economic data out of Canada. Elsewhere, long positions in the Swiss franc and euro versus the U.S. dollar resulted in losses during May and June as the value of the U.S. dollar strengthened against these currencies after stronger-than-expected economic reports signaled that the U.S. economy might avoid a recession. Smaller losses of approximately 0.8% were experienced in the metals markets primarily during April and May from long positions in zinc futures as prices fell amid rising inventories
                             - 38 ?
       and slower demand.  Elsewhere, losses were recorded
primarily during April and May from long positions in gold futures as prices moved lower amid continued uncertainty in the direction of the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $24,762,104 and expenses totaling $13,063,527, resulting in net income of $11,698,577 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $18.01 at December 31, 2007, to $18.99 at June 30, 2008.

The most significant trading gains of approximately 13.0% were experienced in the agricultural markets throughout a majority of first six months of the year from long positions in cocoa futures as prices moved higher amid supply disruptions in the Ivory Coast. Elsewhere, gains were experienced from long futures positions in the soybean complex primarily during April and June as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Long positions in corn futures resulted in gains as prices moved higher throughout the first six months of the year amid supply concerns and rising demand for alternative fuels made from crops. Additional gains
                             - 39 ?
       of approximately 2.1% were recorded in the energy markets primarily during the second quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005. Furthermore, futures prices of crude oil and its related products and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 1.0% were recorded in the metals markets primarily during January, February, and June from long positions in gold futures as prices moved higher amid continued uncertainty in the direction of the U.S. dollar. Elsewhere, long positions in copper and aluminum futures resulted in gains as prices moved higher during January, February, and June on reports of declining global stockpiles and rising demand from China and India. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 2.4% recorded in the currency sector during January, March, April, and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed higher against most of its major rivals after a decline in global equity
                             - 40 ?
       markets and weaker-than-expected U.S. economic data
caused investors to reduce existing carry-trade positions. Meanwhile, long positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during January, March, and June as the value of the Canadian dollar weakened against the U.S. dollar amid continued weak economic data out of Canada. Losses were also recorded from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the second quarter. Lastly, long positions in the Swiss franc versus the U.S. dollar resulted in losses during May and June as the value of the U.S. dollar strengthened against the Swiss franc after stronger-than-expected economic reports signaled that the U.S. economy might avoid a recession. Additional losses of approximately 2.4% were experienced in the global stock index sector primarily during January from long positions in Hong Kong, European, and U.S. equity index futures as prices moved lower on concerns that mounting losses linked to U.S. subprime mortgage investments would continue to erode corporate earnings and curb global economic growth. During April and May, losses were recorded from newly established short positions in Hong Kong, European, and U.S. equity index futures as prices reversed higher due to restored confidence in the
                             - 41 ?
       global financial markets following news of better-than-
expected corporate earnings reports. Smaller losses of approximately 1.1% were recorded in the global interest rate sector primarily during March, April, and May from long positions in European fixed-income futures as prices moved lower on speculation that the European Central Bank might not ease borrowing costs as much as previously expected due to accelerating global inflation. Further losses were incurred during June from both short and long positions in European interest rate futures as prices moved without consistent direction throughout the month amid uncertainty regarding inflation and central bank policy.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership. Throughout this Item 3, references to the Partnership include assets, positions and instruments also held by the Trading Company with respect to the Partnership?s investment in the Trading Company.
       The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
by primary market risk category at June 30, 2009 and 2008.     At
June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $178 million and $221 million, respectively.

Primary Market            June 30, 2009       June 30, 2008
Risk Category             Value at Risk       Value at Risk

Equity 	(0.56)%	  (0.10)%

Interest Rate	(0.34)	(0.17)

Currency	(0.26)	             (1.10)

Commodity	(1.61)	(1.64)

Aggregate Value at Risk	      (1.22)%	      (2.31)%


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

       Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the total of the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.


Primary Market Risk Category        High      Low      Average
Equity	(0.56)%	(0.02)%	(0.20)%
Interest Rate	(0.43)	(0.14)	(0.30)
Currency	(0.26)	(0.11)	(0.19)
Commodity	(1.61)	(0.66)	(1.15)
Aggregate Value at Risk	(1.22)%	(0.71)%	(0.97)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:


-	48 ?

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or their ability to manage or monitor
       risk.  There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 38% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The third largest market exposure of the Partnership at June 30, 2009, was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2009, the Partnership?s primary exposures were to the FTSE 100 (U.K.), DAX (Germany), CAC 40 (France), S&P 500 (U.S.), Nikkei 225 (Japan), and NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes,

       but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2009, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as
       political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the Swiss franc, euro, British pound, Norwegian krone, Japanese yen, New Zealand dollar, Australian dollar, Canadian dollar, and Swedish krona, currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the cocoa, sugar, corn, soybeans, soybean oil, wheat, lumber, soybean meal, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	 The second largest market exposure of the
Partnership at June 30, 2009, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the
       price of base metals, such as zinc, aluminum, copper, lead, tin, and nickel, as well as precious metals, such as palladium, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in British pounds, euros, Japanese yen, Canadian dollars, Hong Kong dollars,
       New Zealand dollars, Australian dollars, and
Norwegian krones. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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







-	56 ?

       Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.










































-	58 ?
       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	June 30, 2009, Morgan Stanley Managed Futures BHM I, LLC
Interim Financial Statement filed herewith.




-	59 ?

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




                        Morgan Stanley Spectrum
                        Strategic L.P. (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

August 12, 2009         By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.