Form 10-K
period 2009-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2010-03-29
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-26280

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3782225
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
On which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $176,410,533 at June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(formerly, Morgan Stanley Spectrum Strategic L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-5

Item 1A.	Risk Factors	6

Item 1B.	Unresolved Staff Comments	7

Item 2.	Properties	7

Item 3.	Legal Proceedings	7

Item 4.	(Removed and Reserved)	7

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8

Item 6.	Selected Financial Data	9

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-33

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34-46

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A.	Controls and Procedures	47-49

Item 9A(T).	Controls and Procedures	50-51

Item 9B.	Other Information	51

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	52-58

Item 11.	Executive Compensation	58

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

Item 13.	Certain Relationships and Related Transactions, and Director Independence	59

Item 14.	Principal Accountant Fees and Services	59-61

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	62

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

                 Documents Incorporated                                                                                                                  Part of Form 10-K

Partnership’s Prospectus dated May 1, 2008                                                                                                             I

Partnership’s Supplement to the Prospectus dated September 17,
                 2008                                                                                                                                                                                    I

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners
for the year ended December 31, 2009                                                                                                               II, III, and IV

PART I

Item 1.  BUSINESS
(a)  General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (formerly, Morgan Stanley Spectrum Strategic L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interest”).  The Partnership commenced trading operations on November 2, 1994.  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).  Additionally, after the Spectrum Series’ November 30, 2008 monthly close, Demeter Management LLC (“Demeter”), the general partner of the Partnership, no longer offers for purchase or exchange units of limited partnership interest (“Unit(s)”) in the Spectrum Series.

The commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Eclipse Capital Management, Inc., and FX Concepts Trading Advisor, Inc., (“FX Concepts”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).

Demeter does not believe that the change in its ownership had a material impact on the Partnership’s limited partners.  At all times Demeter served as the general partner of the Partnership and it continues to do so.  The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture.  The transaction closed on June 1, 2009.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective September 29, 2009, Demeter changed the name of Morgan Stanley Spectrum Strategic L.P. to Morgan Stanley Smith Barney Spectrum Strategic L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

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

The Partnership began the year at a net asset value per Unit of $18.82 and returned 1.6% to $19.13 per Unit on December 31, 2009.  For a more detailed description of the Partnership's business see         subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forward and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c)  Narrative Description of Business.  The Partnership is in the business of speculative trading of futures, forwards and options pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated May 1, 2008 (the “Prospectus”), and the Partnership’s supplement to the Prospectus dated September 17, 2008 (the “Supplement”), incorporated by reference in this Form     10-K, set forth below.

Facets of Business

1. Summary	1. “Summary” (Pages 1-10 of the Prospectus and Page S-1 of the Supplement).

2. Futures, Options and Forwards Markets	2. “The Futures, Options and Forwards Markets” (Pages 198-202 of the Prospectus).

3. Partnership’s Trading Arrangements and Policies	3. “Use of Proceeds” (Pages 31-33 of the Prospectus). “The Trading Advisors” (Pages 83-172 of the Prospectus and Pages S-2 – S-4 of
the Supplement).

4. Management of the Partnership
    4. “The Trading Advisors – Management Agreements” – (Page 83 of the Prospectus).  “The General Partner” (Pages 79-82 of the Prospectus and Page S-2 of the Supplement). “The Commodity Brokers” (Pages 174-175 of the Prospectus) and “The Limited Partnership Agreements” (Pages 180-183 of the Prospectus).

5. Taxation of the Partnership’s Limited Partners	5. “Material Federal Income Tax Considerations” and “State and Local Income Tax Aspects” (Pages 190-196 of the Prospectus and pages S-4 – S-5 of the Supplement).

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting party and trades futures, forward and options on non-U.S. exchanges.

(e)  Available Information.  The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”.  The Partnership’s CIK number is 0000925263.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in “Quantifying the Partnership’s Trading Value at Risk” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.  The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the “Qualitative Disclosure Regarding Primary Trading Risk Exposures” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor.

Current limited partners of the Partnership are advised that effective December 1, 2008, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Spectrum Series partnerships for Units of the Partnership.  Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

The Partnership is in the business of speculative trading of futures, forwards and options on such contracts.  For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see the discussion of the risk factors as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of MS&Co.  The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2009, was approximately 13,565.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994.  Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not intend to make any distributions of the Partnership’s profits.

(d)  Underwriter.  The managing underwriter for the Partnership was MS&Co.

(e)  Use of Proceeds.  All Units remaining unsold after the November 30, 2008 closing were deregistered with the SEC effective January 23, 2009.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2009	2008	2007	2006	2005

Total Trading Results
including interest income	20,047,787	32,407,006	29,973,247	57,607,962	12,799,043

Net Income (Loss)	1,772,538	9,984,617	10,569,477	35,652,273	(5,545,967)

Net Income (Loss) Per
Unit (Limited & General
Partners)	0.31	0.81	0.86	2.97	(0.38)

Total Assets	188,509,800	225,122,952	220,309,736	214,814,682	177,063,684

Total Limited Partners’
Capital	178,420,459	212,696,497	213,167,590	207,238,137	167,774,452

Net Asset Value Per Unit	19.13	18.82	18.01	17.15	14.18

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2009 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $20,047,787 and expenses totaling $18,275,249, resulting in net income of $1,772,538 for the year ended December 31, 2009.  The Partnership’s net asset value per Unit increased from $18.82 at December 31, 2008, to $19.13 at December 31, 2009.  Total redemptions for the year were $36,366,377 and the Partnership’s ending capital was $180,263,105 at December 31, 2009, a decrease of $34,593,839 from ending capital at December 31, 2008, of $214,856,944.

The most significant trading gains of approximately 7.9% were experienced in the agricultural markets throughout a majority of the second quarter from long positions in sugar futures as prices moved higher on expectations for a drop in global production.  Furthermore, sugar prices continued to move higher throughout the third quarter, reaching 28-year highs, amid speculation that the global production deficit might continue for two consecutive years, triggered by increasing demand from India, the world’s largest consumer.  Sugar prices continued to surge during December amid news that excess rain in Brazil, the world’s biggest producer of sugar, hampered harvesting and curbed output.

Elsewhere, gains were achieved primarily during July, September, and October from long positions in cocoa futures as prices moved higher on supply concerns due to news of a smaller-than-average crop this year and after reports showed inventories reached a seven-month low.  Additional gains of approximately 6.8% were recorded in the metals complex throughout a majority of the year from long positions in copper, zinc, and nickel futures as prices moved higher due to sentiment that efforts by the Chinese government to revive that nation’s economy might boost demand for base metals.  Meanwhile, long positions in palladium futures resulted in gains as prices moved higher throughout a majority of the year amid news of a possible strike at a South African producer, as well as expectations for increased demand.  Within the global interest rate sector, gains of approximately 3.5% were recorded during January, April, August, September, and December, from short positions in U.S. fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Elsewhere, long positions in short-term European interest rate futures resulted in gains as prices increased during January after a drop in global equity markets and growing concerns about the global economic recession fueled demand for the relative “safety” of government assets.  Prices continued to move higher during March, May, July, and September after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy, thus resulting in further gains for long positions.  A portion of the Partnership’s overall gains for the year was offset by losses of approximately 5.8% recorded in the currency sector, primarily during February, March, April, May, and December, from long positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Meanwhile, additional losses were recorded, primarily during January, March, April, and June, from short positions in the Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  Elsewhere, losses were recorded, primarily during July and August, from short positions in the Swedish krona, Mexican peso, Canadian dollar, and Korean won versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program.  Within the global stock index sector, losses of approximately 2.0% were experienced primarily during March and April from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Prices continued to move higher during July and August due to positive economic data and increased merger and acquisition activity in the technology sector, resulting in further losses for short positions in U.S., European, and Pacific Rim equity index futures.  Newly established long positions in U.S., European, and Pacific Rim stock index futures resulted in additional losses during October as prices reversed lower towards the end of the month amid speculation that the recent price rally in global equities might have outpaced prospects for economic growth.  Lastly, smaller losses of approximately 0.7% were incurred within the energy sector primarily during January from long futures positions in crude oil and its related products as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand.  Newly established short futures positions in crude oil and its related products resulted in losses during March, May, and July as prices rose on hopes that the decision by the U.S. Federal Reserve to buy government bonds might boost energy demand.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.

The Partnership recorded total trading results including interest income totaling $32,407,006 and expenses totaling $22,422,389, resulting in net income of $9,984,617 for the year ended December 31, 2008.  The Partnership’s net asset value per Unit increased from $18.01 at December 31, 2007, to $18.82 at December 31, 2008.  Total redemptions and subscriptions for the year were $50,096,385 and $39,440,651, respectively, and the Partnership’s ending capital was $214,856,944 at December 31, 2008, a decrease of $671,117 from ending capital at December 31, 2007, of $215,528,061.

The most significant trading gains of approximately 6.7% were experienced in the agricultural markets primarily during January, February, April, and June, from long futures positions in the soybean complex and corn as prices increased amid news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest damaged crops.  Elsewhere, long positions in cocoa futures resulted in gains as prices rose throughout the first half of the year, as well as during November and December, on speculation that crops in the Ivory Coast, the world’s largest cocoa producer, were developing more slowly than anticipated. Meanwhile, gains were recorded throughout the first half of the year from long positions in coffee futures as prices increased on worries regarding future supply from Brazil, the world’s largest coffee producer. Further gains were experienced from long positions in sugar futures as prices moved higher throughout the first half of the year due to ongoing supply concerns.  Within the global interest rate sector, gains of approximately 5.4% were recorded throughout a majority of the year from long positions in U.S. and European fixed-income futures as prices moved higher amid a worldwide “flight-to-quality” due to a drop in the global equity markets and worries regarding the fundamental health of the global financial system.  Additional gains of approximately 1.3% were recorded in the currency markets during February, March, and May from long positions in the Australian dollar, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid speculation that signs of a slowing U.S. economy might spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world.  Further gains were experienced during October and November from short positions in the South African rand, Australian dollar, euro, and British pound versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned “flight-to-quality”.  Additional gains were achieved in December from newly established long positions in the euro and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after the U.S. Federal Reserve cut its benchmark interest rate to an unprecedented target range of 0% to 0.25%.  Further gains of approximately 0.9% were achieved in the global stock index sector during February, March, and June from short positions in U.S., British, and Japanese equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market might restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were recorded during September and October as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system might not prevent a global recession.  A portion of the Partnership’s overall gains for the year was offset by losses of approximately 0.6% recorded in the metals markets primarily during March, April, May, July, September, and October from long futures positions in zinc and nickel as prices declined on concerns that slowing economic growth might erode demand for base metals.   Meanwhile, long positions in palladium and platinum resulted in additional losses as prices dropped during the third quarter due to a sharp rise in the value of the U.S. dollar. Lastly, losses of approximately 0.1% were incurred within the energy sector primarily during the third quarter from long futures positions in crude oil as prices moved lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand.  Elsewhere, further losses were experienced from long positions in natural gas futures as prices decreased sharply in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico.  Finally, newly established short futures positions in natural gas resulted in losses during August as prices reversed higher during the latter half of the month on concerns that Hurricane Gustav might threaten oil production in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $29,973,247 and expenses totaling $19,403,770, resulting in net income of $10,569,477 for the year ended December 31, 2007.  The Partnership’s net asset value per Unit increased from $17.15 at December 31, 2006, to $18.01 at December 31, 2007.  Total redemptions and subscriptions for the year were $42,327,877 and $37,809,397, respectively, and the Partnership’s ending capital was $215,528,061 at December 31, 2007, an increase of $6,050,997 from ending capital at December 31, 2006, of $209,477,064.

The most significant trading gains of approximately 8.2% were experienced in the agricultural markets during January, February, June, and September from long futures positions in soybeans and soybean meal as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the U.S. South and flooding in the U.S. Midwest could have damaged crops.  Further gains were experienced during November and December from long futures positions in the soybean complex as prices continued to move higher amid speculation that the rising cost of oil would boost demand for alternative biofuels made from crops.  Elsewhere, long positions in cocoa futures resulted in gains as prices moved higher during February, May, June, September, and December on speculation that political tensions in the Ivory Coast, the world’s biggest producer, would limit production.  During May, September, November, and December, long positions in coffee futures experienced gains as prices moved higher on concerns that adverse weather conditions in Brazil and Vietnam would reduce supplies.  Additional gains of approximately 1.6% were recorded in the energy markets during January from short futures positions in oil related products as prices declined on skepticism that OPEC would cut production as much as originally pledged.  Toward the end of February, long futures positions in gasoline resulted in gains as prices moved higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future.  During March, September, October, and December, long futures positions in crude oil and its related products recorded gains as prices increased due to persistent concerns that instability in Iraq and tension over Iran's nuclear program would negatively affect global supply.  In addition, energy prices trended higher amid continued weakness in the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.  Within the global stock index sector, gains of approximately 1.5% were recorded during January, March, April, and May from long positions in German and Hong Kong equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity.  During September and October, further gains were experienced from long positions in Hong Kong stock index futures as prices moved higher on sentiment that the easing U.S. Federal Reserve policy would continue and strength in the technology sector.  Gains of approximately 1.5% were experienced in the global interest rate sector during January, May, and June from short positions in U.S. interest rate futures as prices fell amid consistently strong economic data and rising equity prices.  During October, long positions in U.S. fixed-income futures experienced gains toward the end of the month as prices increased after government reports revealed that housing starts in the U.S. had plunged to a 14-year low in September and sales of previously owned homes had fallen to the lowest level in eight years.  Further gains were recorded during November from long positions in U.S. fixed-income futures as prices continued to increase following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that the U.S. Federal Reserve would need to reduce borrowing costs in response to widespread fears of an economic decline.  A portion of the Partnership’s overall gains for the year was offset by losses of approximately 2.8% experienced in the metals markets throughout a majority of the year from long positions in zinc and aluminum futures as prices reversed sharply lower due to rising global inventories.  In addition, prices continued to weaken on speculation that a possible slowing of the global economy due to the U.S. sub-prime mortgage crisis would reduce future demand for base metals.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2009 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk.  The Partnership trades futures contracts, options on futures and forward contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energies, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts’ being less valuable.  If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisors were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

In addition to the Trading Advisors’ internal controls, the Trading Advisors must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisors and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisors to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.  The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

Demeter deals with these credit risks of the Partnership in several ways.  First, Demeter monitors the Partnership’s credit exposure to each exchange on a daily basis.  The commodity brokers inform the Partnership, as with all of their customers, of the Partnership’s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership’s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership’s margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges.  Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

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

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.
As defined by Accounting Standards Codification (“ASC”) 820-10-55, Fair Value Measurements and Disclosures (formerly, Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The following tables summarize the valuation of the Partnership’s investments according to the level of the above ASC 820-10-55 fair value hierarchy as of December 31, 2009 and 2008, respectively:
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009	$	$		$
Assets
Investment in BHM I, LLC	—	109,611,896	n/a	109,611,896
Net unrealized loss on open contracts	(88,269)	(147,728)	n/a	(235,997)
Options purchased	—	3,483,054	n/a	3,483,054

Liabilities
Options written	—	3,985,295	n/a	3,985,295

December 31, 2008
Assets
Investment in BHM I, LLC	—	90,392,390	n/a	90,392,390
Net unrealized gain on open contracts	1,271,965	732,699	n/a	2,004,664
Options purchased	—	790,178	n/a	790,178

Liabilities
Options written	—	201,784	n/a	201,784

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company.  The Partnership’s investment in the Trading Company represents approximately 60.81% of the net asset value of the Partnership at December 31, 2009:

Summarized information for the Partnership’s investment in the Trading Company as of December 31, 2009, is as follows:
Investment	% of Partnership Net Assets	Fair Value	Total Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	60.81	109,611,896	37,373,497	n/a	n/a	n/a

The Partnership’s investment into BHM I, LLC does not pay any management, incentive, or administrative fees.  Those fees are paid by the Partnership.

For BHM I, LLC, contributions and withdrawals are permitted on a monthly basis.

The tables below represent summarized Income Statement information for BHM I, LLC for the years ended December 31, 2009 and 2008, respectively, to meet the requirements of Regulation S-X rule 3-09, as follows:
December 31, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	22,591	(2,554,661)	49,563,805	47,009,144

December 31, 2008	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	241,409	(890,361)	16,786,894	15,896,533

Derivatives and Hedging.
ASC 815-10-65, Derivatives and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133), which was issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 is effective as of January 1, 2009, for the Partnership.  The adoption of ASC 815-10-65 did not have a material impact on the Partnership’s financial statement, other than enhanced financial statements disclosures.

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

The following table summarizes the valuation of the Partnership’s investments as required by the ASC 815-10-65 as of December 31, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	415,967	(13,658)	—	—	402,309	109
Equity	265,446	—	—	—	265,446	203
Foreign currency	2,436,578	(2,233,248)	1,589,017	(1,915,763)	(123,416)	1,677
Interest rate	10,952	(50,074)	8,928	—	(30,194)	1,152
Total	3,128,943	(2,296,980)	1,597,945	(1,915,763)	514,145

Unrealized currency loss					(750,142)
Total net unrealized loss on open contracts					(235,997)

Option Contracts at Fair Value	$
Options purchased	3,483,054
Options written	(3,985,295)

The following table summarizes the net trading results of the Partnership for the year ended December 31, 2009 as required by the disclosures about Derivatives and Hedging Topic of ASC 815-10-65.

The Effect of Trading Activities on the Statements of Operations for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	25,868,905
Equity	(3,666,716)
Foreign currency	(9,779,702)
Interest rate	7,433,549
Unrealized currency gain	42,279
Total	19,898,315

Line Items on the Statements of Operations for the year ended December 31, 2009:

Trading Results	$

Realized	(15,530,111)
Net change in unrealized	(1,945,071)
Realized gain on investment in BHM I, LLC	1,148,140
Unrealized appreciation on investment in BHM I, LLC	36,225,357

Total Trading Results	19,898,315

Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the

“Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b) Fair Value Measurement and Disclosures, Topic ASC 820

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12 addressing Fair Value Measurement and Disclosures, Topic ASC 820. ASU No. 2009-12 amended Subtopic 820-10, Fair Value Measurement and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share or its equivalent. The amendments in ASU No. 2009-12 permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in ASU No. 2009-12 on the basis of the net asset value per share of the investment or its equivalent. Additionally, ASU No. 2009-12 requires disclosures by major category of investment about the attributes of the investments within the scope of the amendments, such as the nature of any restrictions on redemptions, any unfunded commitments and the investment strategies of the investees. The amendments in ASU No. 2009-12 are effective for interim and annual periods ending after December 15, 2009. Management believes that the adoption of ASU No. 2009-12 did not have a material impact on the financial statements of the Partnership.

(c)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009, and ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosures Requirements, which was issued in February 2010.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009 and ASU No. 2010-09 is effective immediately.  Management has performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of subsequent events effective March 1, 2010 and February 26, 2010, is disclosed in the Subsequent Events section on page 33.

(d)  Fair Value Measurements
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

Recent Accounting Pronouncements
(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Partnership is currently assessing the impact of adopting ASU No. 2010-06.

(b) Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities). ASC 810-10 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. ASC 810-10 is applicable for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of ASC 810-10 for certain entities. Management believes that the Partnership meets the criteria for the indefinite deferral of the application of ASC 810-10.

Subsequent Events

On March 1, 2010 the Partnership, Demeter and DKR Fusion Management L.P. (“DKR”) entered into a management agreement pursuant to which, effective March 1, 2010, DKR serves as a trading advisor of the Partnership and trades its allocated portion of the Partnership’s net assets pursuant to DKR’s Quantitative Strategies 2X trading program.

On February 19, 2010, Demeter notified FX Concepts that the Management Agreement dated as of October 9, 2007, and any amendments or revisions subsequently made thereto, among the Partnership, Demeter and FX Concepts, pursuant to which FX Concepts traded a portion of the Partnership’s assets in commodity interest contracts, would be terminated effective February 26, 2010.  Consequently, FX Concepts ceased all commodity interest trading on behalf of the Partnership effective February 26, 2010.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.  VaR typically does not represent the worst case outcome.  Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations)

for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter’s simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at December 31, 2009 and 2008.  At December 31, 2009 and 2008, the Partnership’s total capitalization was approximately $180 million and $215 million, respectively.

Primary Market	December 31, 2009	December 31, 2008
Risk Category	Value at Risk	Value at Risk

Interest Rate	(0.61)%	(0.30)%

Equity	(0.42)	(0.02)

Currency	(0.41)	(0.11)

Commodity	(1.98)	(0.66)

Aggregate Value at Risk	(2.73)%	(0.78)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the December 31, 2009 and 2008 VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2009 through December 31, 2009 and January 1, 2008 through December 31, 2008, respectively.

December 31, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.61)%	(0.34)%	(0.48)%
Equity	(0.56)	(0.13)	(0.31)
Currency	(0.41)	(0.20)	(0.30)
Commodity	(2.14)	(1.55)	(1.82)
Aggregate Value at Risk	(2.79)%	(1.16)%	(1.97)%

December 31, 2008
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.30)%	(0.14)%	(0.22)%
Equity	(0.11)	(0.02)	(0.08)
Currency	(1.10)	(0.11)	(0.49)
Commodity	(1.64)	(0.66)	(1.05)
Aggregate Value at Risk	(2.31)%	(0.71)%	(1.30)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin”.

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at December 31, 2009 and 2008, and for the four quarter-end reporting periods during calendar years 2009 and 2008.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of December 31, 2009, such amount is equal to approximately 39% of the Partnership‘s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading  Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At December 31, 2009, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates.  The G-7 countries consist of

France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  Demeter anticipates that G-7 countries’ interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At December 31, 2009, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly–based indices.  At December 31, 2009, the Partnership’s primary exposures were to the FTSE 100 (U.K.), S&P 500 (U.S.), DAX (Germany), CAC 40 (France), NIKKEI 225 (Japan), and Nasdaq 100 (U.S.) stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  At December 31, 2009, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At December 31, 2009, the Partnership’s major exposures were to the Swiss franc, Australian dollar, euro, Hungarian forint, Swiss franc, New Zealand dollar, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The largest market exposure of the Partnership at December 31, 2009, was to the markets that comprise these sectors.  Most of the exposure was to the sugar, cocoa, corn, soybeans, wheat, lumber, lean hogs, coffee, and live cattle markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.    The second largest market exposure of the Partnership at December 31, 2009, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, tin, and lead, as well as precious metals, such as palladium, gold, platinum, and silver.  Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Energy.  The third largest market exposure of the Partnership at December 31, 2009, was to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.  Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2009:

Foreign Currency Balances. The Partnership’s major foreign currency balances at December 31, 2009, were in British pounds, euros, Japanese yen, Canadian dollars, New Zealand dollars, Australian dollars, Hong Kong dollars, Swedish kronas, and Norwegian krones.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2009
March 31	$(5,867,262)	$(10,411,732)	$(0.96)
June 30	4,564,543	489,677	0.05
September 30	9,829,811	5,755,499	0.59
December 31	11,520,695	5,939,094	0.63

Total	$20,047,787	$1,772,538	$0.31

2008
March 31	$15,569,615	$7,576,176	$0.62
June 30	9,192,489	4,122,401	0.36
September 30	(16,967,174)	(21,688,205)	(1.85)
December 31	24,612,076	19,974,245	1.68

Total	$32,407,006	$9,984,617	$0.81

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Demeter; and

•
Provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report, which expresses an unqualified opinion on the Partnership’s internal control over financial reporting, appears under “Report of Independent Registered Public Accounting Firm” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Limitation of the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9A(T).  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this annual report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Demeter has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Demeter used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated

Framework.  Demeter has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION
None.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.  The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 45, is a Director, Chairman of the Board of Directors, and President of Demeter.  Mr. Davis is a Managing Director at Morgan Stanley Smith Barney and the Director of Morgan Stanley Smith Barney’s Managed Futures Department.  Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group.  Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds.  Mr. Davis received an M.B.A. in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 54, is a Director of Demeter.  Mr. Zafran is a Managing Director at Morgan Stanley Smith Barney and in June 2009, was named Director of Annuities.  Previously, Mr. Zafran was Director of the Wealth Solutions Division.  Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior

Operations Officer — Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations.  Subsequently, he was named Chief Administrative Officer of Morgan Stanley’s Client Solution Division in 2002.  Mr. Zafran, in addition to being a Director of Demeter, is a Director of Morgan Stanley Insurance Services, Inc., Morgan Stanley Smith Barney Insurance Services LLC, The Insured Retirement Institute and Community Hospice of Bergen County Inc., and Morgan Stanley Dean Witter Insurance Services (Arizona) Inc.  Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 44, is a Director of Demeter.  Mr. Ketterer is a Managing Director and Chief Operating Officer, Wealth Management Group, within Morgan Stanley Smith Barney.  Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as a head of the Product Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley’s Global Wealth Management Group.  Mr. Ketterer, in addition to being a Director of Demeter, is a Director of Morgan Stanley GWM Feeder Strategies LLC, Morgan Stanley HedgePremier GP LLC, and Morgan Stanley Offshore Investment Company Ltd.  Mr. Ketterer received his M.B.A. from New York University’s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany’s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 51, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division as Equity Business Officer.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee and manages the Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler Managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 33, is a Director of Demeter.  Mr. Morales has been a principal of Demeter since June 23, 2008.  Mr. Morales is an Executive Director at Morgan Stanley Smith Barney and is the Associate Director of its New Products Committee.  Prior to his current role, Mr. Morales headed the Product Development Group for Morgan Stanley & Co. Incorporated’s Global Wealth Management business since August 2007.  Mr. Morales joined Morgan Stanley in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley

Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007.  Prior to his appointment as a director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March of 2005 until March of 2008.  Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 11, 2006, Mr. Michael McGrath, age 41, is a Director of Demeter.  Mr. McGrath is a Managing Director at Morgan Stanley Smith Barney and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney. He also serves on the Management Committee of the Global Wealth Management Group.   Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley & Co. Incorporated as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley & Co. Incorporated’s Global Wealth Management Group.  Mr. McGrath joined Morgan Stanley & Co. Incorporated in May 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois.  At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor.  Mr. McGrath, in addition to being a Director of Demeter is a Director of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley

HedgePremier GP LLC.  Mr. McGrath received his B.A. degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his M.B.A. in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 40, is a Director of Demeter.  Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investment Partners.  He joined Morgan Stanley in 2006 and has 16 years of relevant industry experience.  Prior to his current role, he was Head of Alternative Investments for Morgan Stanley’s Global Wealth Management Group responsible for all aspects of the alternative investments platform including Morgan Stanley’s industry-leading managed futures fund of fund business and customized hedge fund portfolio business.  Mr. Chappuis has experience managing Fund of Fund organizations.  Demeter previously reported to him, as did Graystone Consulting, as does Morgan Stanley Alternative Investment Partners currently.  Before joining Morgan Stanley, Jacques was Head of Alternative Investments for Citigroup’s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments.  In both roles, Jacques’ responsibilities spanned the spectrum of alternative investments including hedge funds, private equity, and real estate, among others.  Previously, Jacques was a consultant at the Boston Consulting Group where he focused on the financial services sector, and an investment banker at Bankers Trust Company.  Mr. Jacques Chappuis, in addition of being a Director of Demeter, is a Director of Morgan Stanley AIP Funding Inc. and Morgan Stanley HedgePremier GP LLC, Chairman of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley Alternative Investments Inc., Morgan Stanley HedgePremier GP LLC, Morgan Stanley Institutional Cayman Fund SPC, and Morgan Stanley Opportunistic Cayman Fund SPC, Managing Director of Morgan Stanley AIP (Cayman)

GP Ltd., Morgan Stanley AIP Funding Inc., Morgan Stanley Alternative Investments Inc., Morgan Stanley Institutional Cayman Fund SPC, Morgan Stanley Investment Management Inc., Morgan Stanley Opportunistic Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley Alpha Institutional Cayman Fund SPC, and President of Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley HedgePremier GP LLC.  Mr. Chappuis was a Director, Chairman, and President of Morgan Stanley GWM Feeder Strategies LLC from February 2007 to September 2009.  Mr. Chappuis received an M.B.A. with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 48, serves as Chief Financial Officer of Demeter.  He is an Executive Director within Morgan Stanley’s Financial Control Group.  Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm’s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB).  Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2009, were timely and correctly made.

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Demeter.  The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee.  However, Demeter has a Disclosure Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.  Demeter’s Disclosure Committee reports directly to the Board of Directors of Demeter, which serves as its audit committee.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2009, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2009, Demeter owned 96,338.692 Units of general partnership interest, representing a 1.02 percent interest in the Partnership.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

Refer to Note 5 – “Related Party Transactions” of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $11,170,576 for the year ended December 31, 2009.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2009.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2009.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, audit of Management’s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $93,951 for the year ended December 31, 2009, and $98,042 for the year ended December 31, 2008.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay Deloitte & Touche LLP any amounts in 2009 and 2008 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.
Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership.  The Board of Directors of Demeter has

not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership.  Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley’s Board Audit Committee and the Board of Directors of Demeter.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2009 and 2008.

-	Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2009, 2008, and 2007.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2009, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

SIGNATURE

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

March 29, 2010	By:	/s/ Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management LLC

BY:	/s/	Walter Davis	March 29, 2010
Walter Davis, President

	/s/	Frank Zafran	March 29, 2010
Frank Zafran, Director

	/s/	Douglas J. Ketterer	March 29, 2010
Douglas J. Ketterer, Director

	/s/	Harry Handler	March 29, 2010
Harry Handler, Director

	/s/	Jose A. Morales	March 29, 2010
Jose A. Morales, Director

	/s/	Michael P. McGrath	March 29, 2010
Michael P. McGrath, Director

	/s/	Jacques Chappuis	March 29, 2010
Jacques Chappuis, Director

	/s/	Christian Angstadt	March 29, 2010
Christian Angstadt, Chief Financial Officer

 EXHIBIT INDEX
ITEM

3.01
Form of Amended and Restated Limited Partnership Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

3.01(a)
Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of the Partnership, dated May 31, 2009, is incorporated by reference to Exhibit 3.01(a) of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange commission on June 4, 2009.

3.02
Certificate of Limited Partnership, dated April 18, 1994, is incorporated by reference to Exhibit 3.02 of the Partnership’s Registration Statement on Form S-1 (File No. 33-80146) filed with the Securities and Exchange Commission on June 10, 1994.

3.03
Certificate of Amendment of Certificate of Limited Partnership, dated April 6, 1999 (changing its name from Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.04 of the Partnership’s Registration Statement (File No. 333-3222) filed with the Securities and Exchange Commission on April 12, 1999.

3.04
Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

3.05
Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009, (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference to Exhibit 3.05 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on June 4, 2009.

3.06
Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Spectrum Strategic L.P. to Morgan Stanley Smith Barney Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.06 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on October 5, 2009.

10.02
Management Agreement, dated as of November 1, 1994, among the Partnership, Demeter, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

E-1

10.02(a)
Amendment to the Management Agreement, among the Partnership, Demeter, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on April 25, 2001.

10.03
Management Agreement, dated as of June 1, 2000, among the Partnership, Demeter, and Eclipse Capital Management, Inc., is incorporated by reference to Exhibit 10.09 of the Partnership’s Form 10-Q (File No. 0-26280) for the quarterly period ended September 30, 2000, and filed with the Securities and Exchange Commission on November 14, 2000.

10.05
Management Agreement, dated as of March 1, 2010, among the Partnership, Demeter, and DKR Fusion Management L.P., is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on March 5, 2010.

10.11
Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus, dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on May 8, 2008.

10.13
Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, Demeter, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on July 31, 2007.

10.14
Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to Exhibit C of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

10.15
Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW, dated as of October 16, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.15(a)
Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.15(a) of the Partnership’s Form 10-Q (File No. 0-26280) filed with the Securities and Exchange Commission on August 15, 2005.

10.16
Commodity Futures Customer Agreement between MS&Co. and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

E-2

10.17
Customer Agreement between the Partnership and MSIP, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.18
Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.19
Securities Account Control Agreement between the Partnership and MS&Co., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.20
Foreign Exchange and Options Master Agreement between Morgan Stanley Capital Group Inc. and the Partnership, dated as of September 27, 2004, is incorporated by reference to Exhibit 10.20 of the Partnership’s Form 10-Q (File No. 0-26280) for the quarterly period ended September 30, 2004, and filed with the Security and Exchange Commission on November 15, 2004.

13.01          December 31, 2009, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	December 31, 2009, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

E-3