Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2010-08-12
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Investment in BHM I, LLC (cost $36,831,852 and $58,545,568, respectively)	76,466,152	109,611,896

Trading Equity:
Unrestricted cash	69,266,512	71,151,586
Restricted cash	8,136,054	1,546,618

Total cash	77,402,566	72,698,204

Net unrealized gain (loss) on open contracts (MS&Co.)	1,201,527	(651,964)
Net unrealized gain (loss) on open contracts (MSIP)	(799,407)	415,967

Total net unrealized gain (loss) on open contracts	402,120	(235,997)

Options purchased (premiums paid $973,485 and $4,010,926, respectively)	774,188	3,483,054

Total Trading Equity	155,045,026	185,557,157

Receivable from Investment in BHM I, LLC	1,017,232	2,950,173
Interest receivable (MSSB)	8,520	2,470

Total Assets	156,070,778	188,509,800

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,433,927	1,547,780
Accrued brokerage fees (MS&Co.)	788,152	880,164
Options written (premiums received $811,734 and $4,597,583, respectively)	774,188	3,985,295
Accrued management fees	361,236	421,690
Accrued incentive fee	—	1,411,766

Total Liabilities	3,357,503	8,246,695

Partners’ Capital

Limited Partners (8,860,954.456 and 9,328,321.804 Units, respectively)	151,149,259	178,420,459
General Partner (91,688.692 and 96,338.692 Units, respectively)	1,564,016	1,842,646

Total Partners’ Capital	152,713,275	180,263,105

Total Liabilities and Partners’ Capital	156,070,778	188,509,800

NET ASSET VALUE PER UNIT	17.06	19.13

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	42,729	41,566	62,183	93,443

EXPENSES
Brokerage fees (MS&Co.)	2,502,928	2,761,134	5,127,279	5,842,283
Management fees	1,145,238	1,313,732	2,386,965	2,777,053
Incentive fees	203,930	–	631,603	–

Total Expenses	3,852,096	4,074,866	8,145,847	8,619,336

NET INVESTMENT LOSS	(3,809,367)	(4,033,300)	(8,083,664)	(8,525,893)

TRADING RESULTS
Trading profit (loss):
Realized	(772,718)	(5,352,183)	454,255	(13,464,432)
Net change in unrealized	(2,734,654)	1,107,803	391,951	(2,572,931)
Realized gain (loss) on investment in BHM I, LLC	(243,856)	241,870	(324,873)	339,543
Unrealized appreciation (depreciation) on investment in BHM I, LLC	(8,136,916)	8,525,487	(11,432,028)	14,301,658

Total Trading Results	(11,888,144)	4,522,977	(10,910,695)	(1,396,162)

NET INCOME (LOSS)	(15,697,511)	489,677	(18,994,359)	(9,922,055)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(15,539,166)	483,201	(18,802,290)	(9,823,839)
General Partner	(158,345)	6,476	(192,069)	(98,216)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(1.72)	0.05	(2.07)	(0.94)
General Partner	(1.72)	0.05	(2.07)	(0.94)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	9,122,958.516	10,137,528.204	9,239,904.383	10,529,950.518

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	9,424,660.496	178,420,459	1,842,646	180,263,105

Net Loss	–	(18,802,290)	(192,069)	(18,994,359)

Redemptions	(472,017.348)	(8,468,910)	(86,561)	(8,555,471)

Partners’ Capital,
June 30, 2010	8,952,643.148	151,149,259	1,564,016	152,713,275

Partners’ Capital,
December 31, 2008	11,413,873.684	212,696,497	2,160,447	214,856,944

Net Loss	–	(9,823,839)	(98,216)	(9,922,055)

Redemptions	(1,466,481.499)	(26,462,125)	(251,500)	(26,713,625)

Partners’ Capital,
June 30, 2009	9,947,392.185	176,410,533	1,810,731	178,221,264

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(18,994,359)	(9,922,055)
Purchases of investment in BHM I, LLC	(2,209,682)	(17,036,081)
Proceeds from sale of investments in BHM I, LLC	23,598,526	24,047,978

Noncash item included in net loss:
Net change in unrealized	(391,951)	2,572,931
Realized (appreciation) depreciation on investment in BHM I, LLC	324,873	(339,543)
Unrealized (appreciation) depreciation on investment in BHM I, LLC	11,432,028	(14,301,658)

(Increase) decrease in operating assets:
Restricted cash	(6,589,436)	(4,649,772)
Net premiums paid for options purchased	3,037,441	(511,117)
Receivable from investment in BHM I, LLC	1,932,941	8,089,912
Interest receivable (MSSB)	(6,050)	(9,856)

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(92,012)	(149,818)
Net premiums received for options written	(3,785,849)	580,388
Accrued management fees	(60,454)	(61,990)
Accrued incentive fee	(1,411,766)	—

Net cash provided by (used for) operating activities	6,784,250	(11,690,681)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(8,669,324)	(33,251,492)

Net cash used for financing activities	(8,669,324)	(33,251,492)

Net decrease in unrestricted cash	(1,885,074)	(44,942,173)

Unrestricted cash at beginning of period	71,151,586	113,863,847

Unrestricted cash at end of period	69,266,512	68,921,674

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010 Partnership Partners’ Capital: $152,713,275

Commodity	(395,946)	(0.26)	(118,518)	(0.08)	(514,464)
Equity	(456,699)	(0.30)	114,457	0.08	(342,242)
Foreign currency	(822,268)	(0.53)	266,111	0.17	(556,157)
Interest rate	2,553,369	1.67	–	–	2,553,369

Grand Total:	878,456	0.58	262,050	0.17	1,140,506

Unrealized Currency Loss				(0.48)	(738,386)

Total Net Unrealized Gain on Open Contracts					402,120
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	774,188	0.51
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(774,188)	(0.51)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $180,263,105

Commodity	402,309	0.22	–	–	402,309
Equity	265,446	0.15	–	–	265,446
Foreign currency	203,330	0.11	(326,746)	(0.18)	(123,416)
Interest rate	(39,122)	(0.02)	8,928	0.01	(30,194)

Grand Total:	831,963	0.46	(317,818)	(0.17)	514,145

Unrealized Currency Loss				(0.42)	(750,142)

Total Net Unrealized Loss on Open Contracts					(235,997)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	3,483,054	1.93
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(3,985,295)	(2.21)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.   MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., DKR Fusion Management L.P., and Eclipse Capital Management, Inc. (each individually, a "Trading Advisor", or collectively, the "Trading Advisors").

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	859,961	(457,841)	402,120	Jun. 2011	Sep. 2010
Dec. 31, 2009	(88,269)	(147,728)	(235,997)	Sep. 2010	Jul. 2010

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $78,262,527 and $72,609,935 at June 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership

 MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$
Commodity	481,345	(877,291)	237,049	(355,567)	(514,464)	740
Equity	–	(456,699)	114,457	–	(342,242)	516
Foreign currency	1,154,917	(1,977,185)	1,015,150	(749,039)	(556,157)	8,178
Interest rate	2,677,825	(124,456)	–	–	2,553,369	3,145
Total	4,314,087	(3,435,631)	1,366,656	(1,104,606)	1,140,506

Unrealized currency loss					(738,386)
Total net unrealized gain on open contracts					402,120

		Average number of
		contracts outstanding
	Fair	for six months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	774,188	28
Options written	(774,188)	28

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	415,967	(13,658)	–	–	402,309	109
Equity	265,446	–	–	–	265,446	203
Foreign currency	2,436,578	(2,233,248)	1,589,017	(1,915,763)	(123,416)	1,647
Interest rate	10,952	(50,074)	8,928	–	(30,194)	1,152
Total	3,128,943	(2,296,980)	1,597,945	(1,915,763)	514,145

Unrealized currency loss					(750,142)
Total net unrealized loss on open contracts					(235,997)

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	3,483,054	17
Options written	(3,985,295)	14

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.
The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(12,527,753)	(13,248,129)
Equity	(2,398,750)	573,199
Foreign currency	(2,360,749)	(2,002,073)
Interest rate	5,329,814	3,754,552
Unrealized currency gain	69,294	11,756
Total	(11,888,144)	(10,910,695)

Line Item on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	(772,718)	454,255
Net change in unrealized	(2,734,654)	391,951
Realized loss on investment in BHM I, LLC	(243,856)	(324,873)
Unrealized depreciation on investment in BHM I, LLC	(8,136,916)	(11,432,028)
Total Trading Results	(11,888,144)	(10,910,695)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	1,905,707	1,898,256
Equity	(682,611)	(1,974,107)
Foreign currency	(2,220,601)	(7,287,531)
Interest rate	5,504,147	5,890,325
Unrealized currency gain	16,335	76,895
Total	4,522,977	(1,396,162)

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Item on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(5,352,183)	(13,464,432)
Net change in unrealized	1,107,802	(2,572,932)
Realized gain on investment in BHM I, LLC	241,870	339,543
Unrealized appreciation on investment in BHM I, LLC	8,525,488	14,301,659
Total Trading Results	4,522,977	(1,396,162)

6.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Investment in BHM I, LLC	—	76,466,152	n/a	76,466,152
Net unrealized gain on futures contracts	859,961	—	n/a	859,961
Net unrealized loss on forward contracts	—	(457,841)	n/a	(457,841)
Options purchased	—	774,188	n/a	774,188

Liabilities
Options written	—	(774,188)	n/a	(774,188)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Investment in BHM I, LLC	–	109,611,896	n/a	109,611,896
Net unrealized loss on futures contracts	(88,269)	–	n/a	(88,269)
Net unrealized loss on forward contracts	–	(147,728)	n/a	(147,728)
Options purchased	–	3,483,054	n/a	3,483,054

Liabilities
Options written	–	(3,985,295)	n/a	(3,985,295)

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company.  The Partnership’s investment in the Trading Company represents approximately 50.07% and 60.81%, respectively, of the net asset value of the Partnership at June 30, 2010 and December 31, 2009, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the six months ended June 30, 2010 and 2009, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

For the Three Months Ended June 30, 2010	Investment (Loss)	Net Investment (Loss)	Total Trading Results	Net (Loss)
	$	$	$	$
BHM I, LLC	(3,362)	(310,861)	(12,888,335)	(13,199,196)

For the Six Months Ended June 30, 2010	Investment (Loss)	Net Investment (Loss)	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(6,150)	(600,902)	(17,575,716)	(18,176,618)

For the Three Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	2,346	(362,704)	11,234,551	10,871,847

For the Six Months Ended June 30, 2009	Investment Income	Net Investment (Loss)	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	24,627	(515,304)	18,563,928	18,048,624

7.  Other Pronouncements

(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.   ASC established the

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exclusive authoritative reference for accounting principles generally accepted in the United States of America  (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

 (b) Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(c) Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d) Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date throughwhich subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective July 28, 2010 is disclosed in the Subsequent Event section on page 24.

(e)  Improving Disclosures about Fair Value Measurements
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

MORGAN STANLEY SMITH BARNEY SPECTRUM STATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(f)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of the application of this guidance.

(g)  Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
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

9.  Subsequent Event
On July 28, 2010, the Partnership received a settlement award payment in the amount of $220,755 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 24 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $(11,845,415) and expenses totaling $3,852,096, resulting in a net loss of $15,697,511 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $18.78 at March 31, 2010, to $17.06 at June 30, 2010.

The most significant trading losses of approximately 4.7% were incurred within the metals complex throughout the quarter from long positions in copper, aluminum, zinc, and nickel futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Elsewhere, long positions in palladium futures resulted in losses as prices dropped on the aforementioned concerns that China’s economy may cool.  Within the energy sector, losses of approximately 1.8% were recorded primarily during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Elsewhere, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast. During June, additional losses were incurred from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher following news that crude inventories dropped the most in six months and on speculation that the first tropical storm of the hurricane season may form and disrupt production in the Gulf of Mexico.  Additional losses of approximately 1.5% were experienced in the currency sector, primarily during May and June, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar after reports of political discord in Europe reignited worries about the stability of the Euro-Zone, prompting investor purchases of the U.S. dollar as a “safe haven” currency. Furthermore, the value of the Australian dollar and Canadian dollar moved lower versus the U.S. currency after reports showed weak consumer confidence in Australia and Canadian retail sales dropped more than expected.  Within the global stock index sector, losses of approximately 1.5% were incurred during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Smaller losses of approximately 0.8% were recorded in the agricultural complex during April and May from long positions in sugar futures as prices fell on speculation that higher production in Brazil and India may help leave ample global supplies.  Meanwhile, long futures positions in cotton resulted in losses as prices moved lower during May and June after a U.S. Department of Agriculture report revealed a decline in sales.  Lastly, short positions in wheat futures experienced losses primarily during April and June as prices rose amid supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 3.3% achieved in the global interest rate sector from long positions in U.S., European, and Pacific Rim fixed-income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.

The Partnership recorded total trading results including interest income totaling $(10,848,512) and expenses totaling $8,145,847, resulting in a net loss of $18,994,359 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $19.13 at December 31, 2009, to $17.06 at June 30, 2010.

The most significant trading losses of approximately 3.3% were recorded in the agricultural complex, primarily during February, March, April, and May, from long futures positions in sugar as prices dropped amid easing supply concerns following news that production might rise in Brazil, India, and Thailand, three of the world’s largest sugar producers.  Additional losses were recorded, primarily during January and March, from long positions in corn futures as prices fell on speculation that warmer weather in the central U.S. may improve planting conditions.  Losses were also incurred during May as corn prices declined after the Chinese government said it might toughen measures to curb speculation in agricultural commodities and stabilize prices.  Within the metals complex, losses of approximately 2.4% were incurred during January, April, May, and June from long positions in copper, aluminum, and zinc futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Losses of approximately 1.6% were experienced in the energy sector, primarily during February, from short futures positions in crude oil and its related products as prices increased after the U.S. Energy Department boosted its outlook for global oil consumption this year. Losses were also recorded during May and June from both short and long futures positions in crude oil and its related products as prices moved without consistent direction on mixed supply and demand data.  Smaller losses of approximately 1.5% were incurred in the currency sector, primarily during May and June, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar after reports of political discord in Europe reignited worries about the stability of the Euro-Zone, prompting investor purchases of the U.S. dollar as a “safe haven” currency. Furthermore, the value of the Australian dollar and Canadian dollar moved lower versus the U.S. currency after reports showed weak consumer confidence in Australian and Canadian retail sales dropped more than expected.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 2.4% achieved in the global fixed-income sector from long positions in U.S., European, and Pacific Rim fixed-income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $4,564,543 and expenses totaling $4,074,866, resulting in net income of $489,677 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit increased from $17.88 at March 31, 2009, to $17.92 at June 30, 2009.

The most significant trading gains of approximately 2.2% were experienced within the global interest rate sector, primarily during April, from short positions in U.S. and European fixed-income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  European interest rate prices were also pressured lower in April after the European Central Bank reduced its benchmark interest rate less-than-expected.  Additional gains were recorded during May from long positions in short-term European fixed-income futures as prices rose after the Bank of England said the economy might contract for the rest of the year and lending might take longer to resume than previously forecast.  Gains of approximately 1.2% were achieved in the metals sector throughout the quarter from long positions in zinc, nickel, and tin futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the nation’s economy might boost demand for base metals.  Meanwhile, long positions in palladium futures resulted in gains as prices moved higher amid increased demand.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.5% in the currency sector primarily during April and May from short positions in the Swedish krona and Polish zloty versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Further losses were incurred from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso fell during April on concerns that an outbreak of the swine flu might curb tourism and consumer spending, thereby deepening that country’s recession.  Losses were recorded during the first half of the quarter from long positions in the Japanese yen versus the euro as the value of the Japanese yen moved lower amid a decline in risk aversion, which boosted investor appetite for higher-yielding currencies.  Additional losses were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against the Japanese yen amid speculation that the U.S. Federal Reserve might raise interest rates following news that the U.S. payrolls fell less-than-expected in May.  Within the agricultural complex, losses of approximately 0.7% were recorded, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Further losses were incurred during June from long futures positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development. Additional losses of approximately 0.3% were incurred within the global stock index sector, primarily during April and May, from short positions in U.S. and Japanese equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller losses of approximately 0.2% were recorded in the energy sector, primarily during May, from short futures positions in crude oil and its related products as prices moved higher amid better-than-expected economic data in the U.S. and China, the world’s biggest consumers of energy, and after U.S. government data revealed that crude oil inventories rose less than expected.

The Partnership recorded total trading results including interest income totaling $(1,302,719) and expenses totaling $8,619,336, resulting in a net loss of $9,922,055 for the six months ended June 30, 2009.  The Partnership’s net asset value per Unit decreased from $18.82 at December 31, 2008, to $17.92 at June 30, 2009.

The most significant trading losses of approximately 4.4% were recorded in the currency sector, primarily during February, March, April, and May, from long positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Meanwhile, additional losses were recorded from short positions in the Swiss franc and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  Additional losses were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals amid speculation that the U.S. Federal Reserve might raise interest rates following news that the U.S. payrolls fell less-than-expected in May.  Further losses were incurred from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso fell during April on concerns that an outbreak of the swine flu might curb tourism and consumer spending, thereby deepening that country’s recession.  Losses of approximately 1.1% were incurred within the global stock index sector, primarily during March and April, from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.

Within the energy markets, losses of approximately 0.6% were experienced primarily during January from long futures positions in crude oil and its related products as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand.  Newly established short futures positions in crude oil and its related products resulted in losses during March and May as prices rose on smaller losses of approximately 0.1% were incurred within the agricultural complex, primarily during April and June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Further losses were incurred during June from long futures positions in corn futures as prices declined amid forecasts for warm, wet weather in the U.S. Midwest, which boosted prospects for crop development.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 2.4% achieved in the global fixed-income sector primarily during January and April from short positions in U.S. fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Elsewhere, long positions in short-term European interest rate futures resulted in gains as prices increased during January after a drop in global equity markets and growing concerns about the global economic recession fueled demand for the relative “safety” of government assets.  Prices continued to move higher during March and May after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy.  Further gains of approximately 1.1% were experienced within the metals sector, primarily during March, April, May, and June, from long futures positions in zinc and copper as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Elsewhere in the metals complex, long positions in palladium and platinum futures resulted in gains during March, April, May as prices climbed higher on speculation that the slumping U.S. dollar might spur inflation, boosting the appeal of precious metals as a hedge.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $153 million and $178 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.07)%	(0.34)%

Currency	(0.47)	(0.26)

Equity	(0.22)	(0.56)

Commodity	(1.38)	(1.61)

Aggregate Value at Risk	(1.66)%	(1.22)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.07)%	(0.52)%	(0.70)%
Currency	(1.34)	(0.34)	(0.64)
Equity	(1.77)	(0.15)	(0.64)
Commodity	(2.55)	(1.38)	(2.01)
Aggregate Value at Risk	(4.55)%	(1.66)%	(2.93)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.43)%	(0.14)%	(0.30)%
Currency	(0.26)	(0.11)	(0.19)
Equity	(0.56)	(0.02)	(0.20)
Commodity	(1.61)	(0.66)	(1.15)
Aggregate Value at Risk	(1.22)%	(0.71)%	(0.97)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 45% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.  Demeter anticipates that G-7 countries’ interest rates, as well as Australian interest rates, will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the Japanese yen, British pound, euro, New Zealand dollar, Australian dollar, Canadian dollar, Swiss franc, and Singapore dollar currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly–based indices.  At June 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), Nikkei 225 (Japan), FTSE 100 (U.K.), Nasdaq 100 (U.S.), Hang Seng (Hong Kong), S&P 500 (U.S.), Russell 2000 (U.S.), and Dow Jones Industrials (U.S.) stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Commodity.
Metals.   The largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, tin, zinc, nickel, and lead, as well as precious metals, such as palladium, gold, and platinum.  Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors.  Most of the exposure was to the corn, sugar, soybean meal, coffee, soybeans, cotton, wheat, lean hogs, live cattle, orange juice, soybean oil, cocoa, and lumber markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets often result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010, were in British pounds, euros, Japanese yen, Canadian dollars, New Zealand dollars, Australian dollars, Swedish kronor, Norwegian kroner, Singapore dollars, Swiss francs, and Hong Kong dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.