Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2010-11-12
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-48

Item 4.	Controls and Procedures	49

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	50

Item 6.	Exhibits	50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Investment in BHM I, LLC (cost $34,264,085 and $58,545,568, respectively)	86,781,137	109,611,896

Trading Equity:
Unrestricted cash	63,493,000	71,151,586
Restricted cash	12,757,467	1,546,618

Total cash	76,250,467	72,698,204

Net unrealized gain (loss) on open contracts (MS&Co.)	4,074,319	(651,964)
Net unrealized gain on open contracts (MSIP)	622,754	415,967

Total net unrealized gain (loss) on open contracts	4,697,073	(235,997)

Options purchased (premiums paid $0 and $4,010,926, respectively)	—	3,483,054

Total Trading Equity	167,728,677	185,557,157

Receivable from Investment in BHM I, LLC	994,136	2,950,173
Interest receivable (MSSB)	11,574	2,470

Total Assets	168,734,387	188,509,800

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,336,382	1,547,780
Accrued brokerage fees (MS&Co.)	776,384	880,164
Accrued management fees	355,258	421,690
Options written (premiums received $0 and $4,597,583, respectively)	—	3,985,295
Accrued incentive fee	—	1,411,766

Total Liabilities	2,468,024	8,246,695

Partners’ Capital

Limited Partners (8,635,183.086 and 9,328,321.804 Units, respectively)	164,567,029	178,420,459
General Partner (89,167.692 and 96,338.692 Units, respectively)	1,699,334	1,842,646

Total Partners’ Capital	166,266,363	180,263,105

Total Liabilities and Partners’ Capital	168,734,387	188,509,800

NET ASSET VALUE PER UNIT	19.06	19.13

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	43,747	42,128	105,930	135,571

EXPENSES
Brokerage fees (MS&Co.)	2,307,565	2,671,173	7,434,844	8,513,456
Management fees	1,057,483	1,272,791	3,444,448	4,049,844
Incentive fees	–	130,348	631,603	130,348

Total Expenses	3,365,048	4,074,312	11,510,895	12,693,648

NET INVESTMENT LOSS	(3,321,301)	(4,032,184)	(11,404,965)	(12,558,077)

TRADING RESULTS
Trading profit (loss):
Realized	3,061,239	(1,023,185)	3,515,494	(14,487,617)
Net change in unrealized	4,456,703	1,405,149	4,848,654	(1,167,782)
Realized gain on investment in BHM I, LLC	353,756	228,928	28,883	568,471
Unrealized appreciation on investment in BHM I, LLC	12,882,752	9,176,791	1,450,724	23,478,449
	20,754,450	9,787,683	9,843,755	8,391,521
Proceeds from Litigation Settlement	220,755	–	220,755	–

Total Trading Results	20,975,205	9,787,683	10,064,510	8,391,521

NET INCOME (LOSS)	17,653,904	5,755,499	(1,340,455)	(4,166,556)

NET INCOME (LOSS) ALLOCATION

Limited Partners	17,474,948	5,697,207	(1,327,342)	(4,126,632)
General Partner	178,956	58,292	(13,113)	(39,924)

NET INCOME (LOSS) PER UNIT *

Limited Partners	2.00	0.59	(0.07)	(0.40)
General Partner	2.00	0.59	(0.07)	(0.40)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	8,873,156.146	9,799,959.413	9,116,311.571	10,296,209.910

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	9,424,660.496	178,420,459	1,842,646	180,263,105

Net Loss	–	(1,327,342)	(13,113)	(1,340,455)

Redemptions	(700,309.718)	(12,526,088)	(130,199)	(12,656,287)

Partners’ Capital,
September 30, 2010	8,724,350.778	164,567,029	1,699,334	166,266,363

Partners’ Capital,
December 31, 2008	11,413,873.684	212,696,497	2,160,447	214,856,944

Net Loss	–	(4,126,632)	(39,924)	(4,166,556)

Redemptions	(1,756,858.997)	(31,729,600)	(290,180)	(32,019,780)

Partners’ Capital,
September 30, 2009	9,657,014.687	176,840,265	1,830,343	178,670,608

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $166,266,363

Commodity	1,851,422	1.11	83,922	0.05	1,935,344
Equity	33,251	0.02	(45,011)	(0.03)	(11,760)
Foreign currency	2,772,868	1.67	(140,655)	(0.08)	2,632,213
Interest rate	890,501	0.54	(24,457)	(0.02)	866,044
Grand Total:	5,548,042	3.34	(126,201)	(0.08)	5,421,841

Unrealized Currency Loss				(0.44)	(724,768)

Total Net Unrealized Gain on Open Contracts					4,697,073

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $180,263,105

Commodity	402,309	0.22	–	–	402,309
Equity	265,446	0.15	–	–	265,446
Foreign currency	203,330	0.11	(326,746)	(0.18)	(123,416)
Interest rate	(39,122)	(0.02)	8,928	0.01	(30,194)
Grand Total:	831,963	0.46	(317,818)	(0.17)	514,145

Unrealized Currency Loss				(0.42)	(750,142)

Total Net Unrealized Loss on Open Contracts					(235,997)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	3,483,054	1.93
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(3,985,295)	(2.21)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	3,862,469	834,604	4,697,073	Sep. 2011	Dec. 2010
Dec. 31, 2009	(88,269)	(147,728)	(235,997)	Sep. 2010	Jul. 2010

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $80,112,936 and $72,609,935 at September 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$
Commodity	2,550,102	(698,680)	99,978	(16,056)	1,935,344	912
Equity	218,025	(184,774)	–	(45,011)	(11,760)	455
Foreign currency	3,184,212	(411,344)	320,439	(461,094)	2,632,213	7,552
Interest rate	1,016,506	(126,005)	–	(24,457)	866,044	3,438
Total	6,968,845	(1,420,803)	420,417	(546,618)	5,421,841

Unrealized currency loss					(724,768)
Total net unrealized gain on open contracts					4,697,073

		Average number of
		contracts outstanding
	Fair	for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	–	19
Options written	–	19

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	415,967	(13,658)	–	–	402,309	109
Equity	265,446	–	–	–	265,446	203
Foreign currency	2,436,578	(2,233,248)	1,589,017	(1,915,763)	(123,416)	1,647
Interest rate	10,952	(50,074)	8,928	–	(30,194)	1,152
Total	3,128,943	(2,296,980)	1,597,945	(1,915,763)	514,145

Unrealized currency loss					(750,142)
Total net unrealized loss on open contracts					(235,997)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	3,483,054	17
Options written	(3,985,295)	14

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.
The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	15,658,903	2,410,774
Equity	(1,455,705)	(882,507)
Foreign currency	2,360,999	358,926
Interest rate	4,176,636	7,931,188
Unrealized currency gain	13,617	25,374
Proceeds from Litigation Settlement	220,755	220,755
Total	20,975,205	10,064,510

Line Item on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	3,061,239	3,515,494
Net change in unrealized	4,456,703	4,848,654
Realized gain on investment in BHM I, LLC	353,756	28,883
Unrealized appreciation on investment in BHM I, LLC	12,882,752	1,450,724
Proceeds from Litigation Settlement	220,755	220,755
Total Trading Results	20,975,205	10,064,510

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009 included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Investment in BHM I, LLC	—	86,781,137	n/a	86,781,137
Net unrealized gain on futures contracts	3,862,469	—	n/a	3,862,469
Net unrealized gain on forward contracts	—	834,604	n/a	834,604

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Investment in BHM I, LLC	–	109,611,896	n/a	109,611,896
Net unrealized loss on futures contracts	(88,269)	–	n/a	(88,269)
Net unrealized loss on forward contracts	–	(147,728)	n/a	(147,728)
Options purchased	–	3,483,054	n/a	3,483,054

Liabilities
Options written	–	(3,985,295)	n/a	(3,985,295)

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company.  The Partnership’s investment in the Trading Company represents approximately 52.19% and 60.81%, respectively, of the net asset value of the Partnership at September 30, 2010 and December 31, 2009, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the three and nine months ended September 30, 2010 and 2009, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

For the Three Months Ended September 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(2,803)	(547,319)	21,112,737	20,565,418

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(8,953)	(1,148,221)	3,537,021	2,388,800

For the Three Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	260	(800,261)	12,503,844	11,703,583

For the Nine Months Ended September 30, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	24,887	(1,315,565)	31,067,772	29,752,207

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
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

(d) Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 24 and 25.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(h)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will

-  24 -

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 25 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $21,018,952 and expenses totaling $3,365,048, resulting in net income of $17,653,904 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $17.06 at June 30, 2010, to $19.06 at September 30, 2010.

The most significant trading gains of approximately 5.9% were achieved within the metals markets, primarily during July and September. In July, long futures positions in copper and aluminum resulted in gains as prices increased on speculation that economic growth might be resilient in China, the world’s biggest consumer of base metals. Meanwhile, long positions in palladium futures recorded gains as prices moved higher on speculation about reduced supply as a result of new government restrictions on mining operations in South Africa. During September, long futures positions in copper and aluminum experienced gains as prices moved higher after industrial output beat analyst estimates in China. Additional gains were recorded from long positions in gold and palladium futures as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Within the agricultural complex, gains of approximately 5.8% were experienced throughout the majority of the quarter. During July and August, gains were experienced from long futures positions in corn and soybeans as prices increased after hot, dry weather damaged crops from Russia to France, boosting demand for supplies from the U.S. Additional gains were recorded in September from long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. Within the global interest rate sector, gains of approximately 1.7% were achieved primarily during August due to long positions in European, U.S., and

Japanese fixed-income futures as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains of approximately 1.2% were experienced within the currency markets, primarily during September, from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.0% recorded within the global stock index sector, primarily during July, due to short positions in European, U.S., and Japanese equity index futures as prices moved higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports, thereby easing concerns that a global economic recovery might be faltering. Within the energy markets, losses of approximately 0.9% were incurred primarily during July from short futures positions in crude oil and its related products as prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. Additional losses were incurred during August from newly established long futures positions in crude oil and its related products as prices declined after rising U.S. jobless claims and a contraction in manufacturing added to concerns that energy demand might begin to wane.

The Partnership recorded total trading results including interest income totaling $10,170,440 and expenses totaling $11,510,895, resulting in a net loss of $1,340,455 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit decreased from $19.13 at December 31, 2009, to $19.06 at September 30, 2010.

The most significant trading losses of approximately 2.6% were incurred within the energy sector, primarily during February, due to short futures positions in crude oil and its related products as prices increased after the U.S. Energy Department boosted its outlook for global oil consumption. Losses were also recorded during May and June from both short and long futures positions in crude oil and its related products as prices moved without consistent direction on mixed supply and demand data. During August, additional losses were incurred from long futures positions in crude oil and its related products as prices declined after rising U.S. jobless claims and a contraction in manufacturing added to concerns that energy demand might begin to wane. Smaller losses of approximately 0.3% were incurred in the currency sector, primarily during May and June, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar after reports of political discord in Europe reignited worries about the stability of the Euro-Zone, prompting investor purchases of the U.S. dollar as a “safe haven” currency. During July, additional losses were experienced from short positions in the Swedish krona and euro versus the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid optimism that the Euro-Zone might be overcoming its sovereign debt crisis. A portion of the Partnership’s losses during the first nine months of the year was offset by gains of approximately 4.2% recorded in the global interest rate sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing. Within the metals sector, gains of approximately 3.3% were experienced primarily during February, March, July, and September. During February and March, gains were achieved from long positions in copper, nickel, and aluminum futures as prices trended higher after inventories declined in China and a government report showed manufacturing in the New York region expanded in February at the fastest pace in four months. In July, gains were experienced from long futures positions in copper and aluminum as prices increased on speculation that economic growth might be resilient in China, the world’s biggest consumer of base metals. Further gains were recorded during September due to long positions in gold and palladium futures as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Gains of approximately 2.3% were achieved within the agricultural complex, primarily during the third quarter. During July and August, gains were experienced from long futures positions in corn and soybeans as prices increased after hot, dry weather damaged crops from Russia to France, boosting demand for supplies from the U.S. Additional gains were recorded in September from long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia.

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

The most significant trading losses of approximately 4.6% were incurred in the currency sector primarily during February, March, April, and May, from long positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Meanwhile, additional losses were recorded, primarily during January, March, April, and June, from short positions in the Canadian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  Elsewhere, losses were recorded, primarily during July and August, from short positions in the Swedish krona, Mexican peso, Canadian dollar, and Korean won versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program.  Within the global stock index sector, losses of approximately 2.0% were recorded primarily during March and April from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after Group of 20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Prices continued to move higher during July and August due to positive economic data and increased merger and acquisition activity in the technology sector, resulting in further losses for short positions in U.S., European, and Pacific Rim equity index futures.  Smaller losses of approximately 0.9% were incurred in the energy sector primarily during January from long futures positions in crude oil and its related products as prices moved lower amid speculation that the ongoing global economic recession might further erode energy demand.  Newly established short futures positions in crude oil and its related products resulted in losses during March,

May, and July as prices rose on hopes that the decision by the U.S. Federal Reserve to buy government bonds might boost energy demand.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.  A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 5.3% experienced in the agricultural complex throughout a majority of the second quarter from long positions in sugar futures as prices moved higher on expectations for a drop in global production.  Furthermore, sugar prices continued to move higher throughout the third quarter, reaching 28-year highs, amid speculation that the global production deficit might continue for two consecutive years, triggered by increasing demand from India, the world’s largest consumer.  Elsewhere, gains were achieved, primarily during July and September, from long positions in cocoa futures as prices moved higher on supply concerns due to news of a smaller-than-average crop this year and after reports showed inventories reached a seven-month low.  Within the metals complex, gains of approximately 2.6% were experienced throughout the second quarter, as well as July and August, from long positions in zinc, nickel, and tin futures as prices moved higher due to sentiment that efforts by the Chinese government to revive the nation’s economy might boost demand for base metals.  Meanwhile, long positions in palladium futures resulted in gains as prices moved higher throughout a majority of the first nine months of the year amid news of a possible strike at a South African producer.  Smaller gains of approximately 2.3% were experienced in the global interest rate sector, primarily during January, April, August, and September, from short positions in U.S. fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Elsewhere, long positions in short-term European interest rate futures resulted in gains as prices increased during January after a drop in global equity markets and growing concerns about the global economic recession fueled demand for the relative “safety” of government assets.  Prices continued to move higher during March, May, July, and September after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy, thus resulting in further gains from long positions.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $166 million and $179 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Currency	(1.26)%	(0.34)%

Equity	(0.97)	(0.15)

Interest Rate	(0.89)	(0.52)

Commodity	(3.35)	(2.14)

Aggregate Value at Risk	(4.40)%	(2.79)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.34)%	(0.41)%	(0.87)%
Equity	(1.77)	(0.22)	(0.84)
Interest Rate	(1.07)	(0.61)	(0.79)
Commodity	(3.35)	(1.38)	(2.32)
Aggregate Value at Risk	(4.55)%	(1.66)%	(3.34)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Currency	(0.34)%	(0.11)%	(0.23)%
Equity	(0.56)	(0.02)	(0.22)
Interest Rate	(0.52)	(0.30)	(0.40)
Commodity	(2.14)	(0.66)	(1.49)
Aggregate Value at Risk	(2.79)%	(0.78)%	(1.49)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009 respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 38% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.  The third largest market exposure of the Partnership at September 30, 2010, was to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2010, the Partnership’s major exposures were to the British pound, New Zealand dollar, Canadian dollar, Australian dollar, Japanese yen, Singapore dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At September 30, 2010, the Partnership had market exposure to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly–based indices. At September 30, 2010, the Partnership’s primary exposures were to the FTSE 100 (U.K.), S&P 500 (U.S.), DAX (Germany), Hang Seng (Hong Kong), CAC 40 (France), Nasdaq 100 (U.S.), Russell 2000 (U.S.), and Nikkei 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Interest Rate. At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.  Demeter anticipates that G-7 countries’ interest rates, as well as Australian interest rates, will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.   The largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, zinc, and tin, as well as precious metals, such as palladium, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the markets that comprise these sectors. Most of the exposure was to the corn, soybeans, sugar, soybean oil, soybean meal, coffee, live cattle, wheat, orange juice, lumber, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets often result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in euros, Japanese yen, Australian dollars, British pounds, Canadian dollars, Hong Kong dollars, and Norwegian kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.