Form 10-K
period 2010-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2011-03-28
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or

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

Ceres Managed Futures LLC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $151,149,259 at June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-7

Item 1A.	Risk Factors	7-8

Item 1B.	Unresolved Staff Comments	8

Item 2.	Properties	8

Item 3.	Legal Proceedings	8

Item 4.	(Removed and Reserved)	8

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9

Item 6.	Selected Financial Data	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-33

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33-43

Item 8.	Financial Statements and Supplementary Data	44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	45-47

Item 9B.	Other Information	47

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	48-56

Item 11.	Executive Compensation	57

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57

Item 13.	Certain Relationships and Related Transactions, and Director Independence	57

Item 14.	Principal Accountant Fees and Services	58

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	59

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

     Documents Incorporated                                                                                                                              Part of Form 10-K

Partnership’s Prospectus dated May 1, 2008                                                                                                             I

Partnership’s Supplement to the Prospectus dated September 17, 2008                                                                I

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners
for the year ended December 31, 2010                                                                                                               II, III, and IV

PART I

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

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by

Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Eclipse Capital Management, Inc., and DKR Fusion Management L.P. (“DKR”)  (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Prior to December 1, 2010, the Partnership’s general partner was Demeter Management LLC (“Demeter”).  Demeter was a wholly-owned subsidiary of MSSBH.

In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres, the commodity pool operator for various legacy Citigroup sponsored commodity pools, worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the respective Boards of Directors of Demeter and Ceres, determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  The effective date of the combination was December 1, 2010.

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

On January 1, 2008, the portion of the Partnership’s assets which is managed by Blenheim was initially invested as capital in Morgan Stanley Managed Futures BHM I, LLC ("BHM I, LLC" or the "Trading
Company").  BHM I, LLC was formed in order to permit commodity pools operated by Demeter (Ceres, effective December 1, 2010) and managed by Blenheim to invest together in one trading vehicle and to promote efficiency and economy in the trading process.  Demeter (Ceres, effective December 1, 2010) is the trading manager of BHM I, LLC.  The Partnership’s allocation to Blenheim is effected by investing substantially all of the capital that is allocated to Blenheim in the Trading Company.  There is no material change to the investors as a result of the investment in BHM I, LLC.

After the Spectrum Series’ November 30, 2008 monthly close, Demeter (Ceres, effective December 1, 2010), no longer offers for purchase or exchange in units of limited partnership interest (“Unit(s)”) in the Spectrum Series.

The Partnership began the year at a net asset value per Unit of $19.13 and returned 12.3% to $21.49 per Unit on December 31, 2010.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c)  Narrative Description of Business.  The Partnership is in the business of speculative trading of futures, forwards and options on such contracts pursuant to trading instructions provided by the Trading Advisors. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated May 1, 2008 (the “Prospectus”), and the Partnership’s supplement to the Prospectus, dated September 17, 2008 (the “Supplement”), incorporated by reference in this Form 10-K, set forth below.

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

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting party and trades futures, forward and options on such contracts on non-U.S. exchanges.

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

Current limited partners of the Partnership are advised that effective December 1, 2008, Demeter (Ceres, effective December 1, 2010) no longer accepts any subscriptions for investments in the Partnership or any exchanges in from other Spectrum Series partnerships for Units of the Partnership.  Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of MS&Co.  The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 14th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2010, was approximately 11,870.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994.  Ceres (Demeter, prior to December 1, 2010) has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres currently does not intend to make any distributions of the Partnership’s profits.

(d)  Underwriter.  The managing underwriter for the Partnership was MS&Co.

(e)  Use of Proceeds.  All Units remaining unsold after the November 30, 2008 closing were deregistered with the SEC effective January 23, 2009.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2010	2009	2008	2007	2006
	$	$	$	$	$
Total Trading Results
including interest income	37,211,922	20,047,787	32,407,006	29,973,247	57,607,962

Net Income	19,548,475	1,772,538	9,984,617	10,569,477	35,652,273

Net Income Per Unit
(Limited & General
Partners)	2.36	0.31	0.81	0.86	2.97

Total Assets	185,387,360	188,509,800	225,122,952	220,309,736	214,814,682

Total Limited Partners’
Capital	177,594,148	178,420,459	212,696,497	213,167,590	207,238,137

Net Asset Value Per Unit	21.49	19.13	18.82	18.01	17.15

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.  Effective December 1, 2008, Demeter (Ceres, effective December 1, 2010) no longer accepts any subscriptions for Units of the Partnership or any exchanges in from other Spectrum Series partnerships for Units of the Partnership.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.  Interest income, as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres (Demeter, prior to December 1, 2010) believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $37,211,922 and expenses totaling $17,663,447, resulting in net income of $19,548,475 for the year ended December 31, 2010.  The Partnership’s net asset value per Unit increased from $19.13 at December 31, 2009, to $21.49 at December 31, 2010.  Total redemptions for the year were $20,301,024, and the Partnership’s ending capital was $179,510,556 at December 31, 2010, a decrease of $752,549 from ending capital at December 31, 2009, of $180,263,105.

The most significant trading gains were recorded in the agricultural complex, primarily during the second half of the year. During July and August, gains were experienced from long futures positions in corn and soybeans as prices increased after hot, dry weather damaged crops from Russia to France, boosting demand for supplies from the U.S. Additional gains were recorded in September from long positions in corn futures after prices advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. In October and December, long futures positions in the soybean complex and corn resulted in gains as prices reached a 28-month high and 29-

month high, respectively, amid supply concerns due to drought-like conditions in Argentina, the world’s second-biggest exporter of corn and third-biggest exporter of soybeans. Meanwhile, long positions in sugar futures also resulted in gains during October as prices rose amid worries that dry weather and port delays would  curb shipments from Brazil, the world’s biggest producer of sugar. Within the metals sector, gains were experienced during February and March from long positions in copper, nickel, and aluminum futures as prices trended higher after inventories declined in China and a government report showed manufacturing in the New York region expanded in February at the fastest pace in four months. In July, gains were experienced from long futures positions in copper and aluminum as prices increased on speculation that economic growth may be resilient in China, the world’s biggest consumer of base metals. Further gains in the metals markets were recorded throughout September and October due to long positions in gold and palladium futures as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar. During December, long futures positions in copper, aluminum, zinc, and nickel resulted in gains as prices resumed their upward move amid strong import data in China. Within the global fixed-income sector, gains were recorded throughout the majority of the first nine months of the year from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains were experienced primarily during September from long positions in the Australian dollar versus the U.S. dollar and Canadian dollar as the value of the Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia may raise interest rates in October. During October, long positions in the Japanese yen and euro versus the U.S. dollar resulted in additional currency gains as the value of the U.S. dollar fell against these currencies after a report revealed U.S. private-sector employment unexpectedly dropped in September, fueling worries that the U.S. Federal Reserve would undertake additional quantitative easing. In October, further gains were experienced due to long positions in the Australian dollar, Canadian dollar, and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” rose against the U.S. dollar after better-than-expected economic data spurred speculation that global growth is gathering momentum, boosting demand for higher-yielding currencies. Lastly, smaller gains were recorded within the global stock index markets, primarily during March, October, and December. In March, gains were achieved from long positions in U.S., European, and Japanese stock index futures as prices rose after U.S. retail sales unexpectedly increased in February, adding to signs the global economic recovery might be gaining momentum. During October, long positions in U.S., European, and Hong Kong equity index futures resulted in gains as prices moved higher after a report showed European confidence in the economic outlook improved more than forecast and U.S. service industries expanded more-than-expected. Meanwhile, long positions in U.S., European, and Pacific Rim equity index futures resulted in gains during December as prices were supported higher by upbeat U.S. economic reports. A portion of the Partnership’s gains for the year was offset by losses incurred within the energy sector, primarily during February, due to short futures positions in crude oil and its related products as prices increased after the U.S. Energy Department boosted its outlook for global oil consumption. Losses in the energies were also recorded during May and June from both short and long futures positions in crude oil and its related products as prices moved without consistent direction on mixed supply and demand data. During August, additional losses were incurred from long futures positions in crude oil and its related products as prices declined after rising U.S. jobless claims and a contraction in manufacturing added to concerns that energy demand might begin to wane.

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

For an analysis of unrealized gains and (losses) by contract type and a further description of 2010 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2010, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

In addition to the Trading Advisors’ internal controls, the Trading Advisors must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisors and Ceres (Demeter, prior to December 1, 2010) monitor the Partnership's trading activities to ensure compliance with the trading policies and Ceres (Demeter, prior to December 1, 2010) can require the Trading Advisors to modify positions of the Partnership if Ceres (Demeter, prior to December 1, 2010) believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.

The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres (Demeter, prior to December 1, 2010) and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

Ceres (Demeter, prior to December 1, 2010) deals with these credit risks of the Partnership in several ways.  First, Ceres (Demeter, prior to December 1, 2010) monitors the Partnership’s credit exposure to each exchange on a daily basis.  The commodity brokers inform the Partnership, as with all of their customers, of the Partnership’s net margin requirements for all of its existing open positions, and Ceres (Demeter, prior to December 1, 2010) has installed a system which permits it to monitor the Partnership’s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership’s margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges.  Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Ceres (Demeter, prior to December 1, 2010) deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Ceres (Demeter, prior to December 1, 2010), together with MS&Co., has determined to be creditworthy.  The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2010, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.
Financial instruments are carried at fair value, which is the price that would be received to sell on asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates, and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	89,755,278	n/a	89,755,278
Futures	8,219,189	–	n/a	8,219,189
Forwards	–	1,135,107	n/a	1,135,107

Total Assets	8,219,189	90,890,385	n/a	99,109,574

Liabilities
Futures	1,012,806	–	n/a	1,012,806
Forwards	–	661,089	n/a	661,089

Total Liabilities	1,012,806	661,089	n/a	1,673,895

Unrealized currency loss				(702,638)

*Net fair value	7,206,383	90,229,296	n/a	96,733,041

December 31, 2009 **	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	109,611,896	n/a	109,611,896
Futures	747,589	–	n/a	747,589
Forwards	–	3,979,301	n/a	3,979,301
Options Purchased	–	3,483,054	n/a	3,483,054

Total Assets	747,589	117,074,251	n/a	117,821,840

Liabilities
Futures	85,716	–	n/a	85,716
Forwards	–	4,127,029	n/a	4,127,029
Options Written	–	3,985,295	n/a	3,985,295

Total Liabilities	85,716	8,112,324	n/a	8,198,040

Unrealized currency loss				(750,142)

*Net fair value	661,873	108,961,927	n/a	108,873,658

* This amount comprises of the net unrealized gain/(loss) on open contracts and options purchased and options written on the Statements of Financial Condition.

** The amounts have been reclassified from the December 31, 2009 prior year financial statements to conform to the current year presentation based on new fair value guidance.

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in the Trading Company.  The Partnership’s investment in the Trading Company represents approximately 50.00% and 60.81% of the net asset value of the Partnership at December 31, 2010 and 2009, respectively:

Summarized information for the Partnership’s investment in the Trading Company as of December 31, 2010 and 2009, is as follows:
December 31, 2010
Investment	% of Partnership Net Assets	Fair Value	Total Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	50.00	89,755,278	18,201,217	n/a	n/a	n/a

December 31, 2009
Investment	% of Partnership Net Assets	Fair Value	Total Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	60.81	109,611,896	37,373,497	n/a	n/a	n/a

The Partnership’s investment into BHM I, LLC does not pay any management, incentive, or administrative fees.  Those fees are paid by the Partnership.

For BHM I, LLC, contributions and withdrawals are permitted on a monthly basis.

The tables below represent summarized Income Statement information for BHM I, LLC for the years ended December 31, 2010, 2009 and 2008, respectively, to meet the requirements of Regulation S-X rule 3-09, as follows:

December 31, 2010	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(8,738)	(4,238,014)	34,087,359	29,849,345

December 31, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	22,591	(2,554,661)	49,563,805	47,009,144

December 31, 2008	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	241,409	(890,361)	16,786,894	15,896,533

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of December 31, 2010 and 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	5,438,627	(578,645)	—	(22,080)	4,837,902	1,039
Equity	514,170	(173,758)	—	—	340,412	520
Foreign currency	2,511,732	(63,941)	444,352	(597,164)	2,294,979	7,956
Interest rate	249,809	(32,197)	195,622	(206,126)	207,108	3,216
Total	8,714,338	(848,541)	639,974	(825,370)	7,680,401

Unrealized currency loss					(702,638)
Total net unrealized gain on open contracts					6,977,763

	Fair	Average number of contracts outstanding for the year
	Value	(absolute quantities)
Option Contracts at Fair Value	$
Options purchased	—	15
Options written	—	15

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	*Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	415,967	(13,658)	—	—	402,309	109
Equity	265,446	—	—	—	265,446	203
Foreign currency	2,436,578	(2,233,248)	1,589,017	(1,915,763)	(123,416)	1,647
Interest rate	10,952	(50,074)	8,928	—	(30,194)	1,152
Total	3,128,943	(2,296,980)	1,597,945	(1,915,763)	514,145

Unrealized currency loss					(750,142)
Total net unrealized loss on open contracts					(235,997)

	Fair	*Average number of contracts outstanding for the year
	Value	(absolute quantities)
Option Contracts at Fair Value	$
Options purchased	3,483,054	17
Options written	(3,985,295)	14

*The amounts have been reclassified from the December 31, 2009 prior year financial statements to conform to the current year presentation.

The following tables summarize the net trading results of the Partnership for the years ended December 31, 2010 and 2009 as required by the disclosures about Derivatives and Hedging Topic.

The Effect of Trading Activities on the Statements of Operations for the year ended December 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	27,847,302
Equity	1,553,897
Foreign currency	1,814,321
Interest rate	5,580,325
Unrealized currency gain	47,508
Proceeds from Litigation	220,755
Total	37,064,108

Line Items on the Statements of Operations for the year ended December 31, 2010:
Trading Results	$

Realized	11,512,792
Net change in unrealized	7,129,344
Realized gain on investment in BHM I, LLC	1,679,125
Unrealized appreciation on investment in BHM I, LLC	16,522,092
Proceeds from Litigation	220,755
37,064,108
Total Trading Results

The Effect of Trading Activities on the Statements of Operations for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	25,868,905
Equity	(3,666,716)
Foreign currency	(9,779,702)
Interest rate	7,433,549
Unrealized currency gain	42,279
Total	19,898,315

Line Items on the Statements of Operations for the year ended December 31, 2009:

Trading Results	$

Realized	(15,530,111)
Net change in unrealized	(1,945,071)
Realized gain on investment in BHM I, LLC	1,148,140
Unrealized appreciation on investment in BHM I, LLC	36,225,357
Total Trading Results	19,898,315

Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows.

Other Pronouncements
Improving Disclosures about Fair Value Measurements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance under the FASB Accounting Standards Codification (“ASC” or the “Codification”), which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

Subsequent Events
Management of Ceres (“Management”) performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-

traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.  VaR typically does not represent the worst case outcome.  Ceres (Demeter, prior to December 1,

2010) uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ (Demeter’s, prior to December 1, 2010) simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres (Demeter, prior to December 1, 2010) or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at December 31, 2010 and 2009.  At both December 31, 2010 and 2009, the Partnership’s total capitalization was approximately $180 million.

Primary Market	December 31, 2010	December 31, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(1.51)%	(0.42)%

Currency	(1.32)	(0.41)

Interest Rate	(0.39)	(0.61)

Commodity	(2.91)	(1.98)

Aggregate Value at Risk	(5.32)%	(2.73)%

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

The tables below supplement the December 31, 2010 and 2009 VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010 and January 1, 2009 through December 31, 2009, respectively.

December 31, 2010
Primary Market Risk Category	High	Low	Average
Equity	(1.78)%	(0.25)%	(1.13)%
Currency	(1.32)	(0.48)	(1.07)
Interest Rate	(1.15)	(0.39)	(0.82)
Commodity	(2.91)	(0.34)	(1.49)
Aggregate Value at Risk	(5.32)%	(1.36)%	(3.19)%

December 31, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.61)%	(0.34)%	(0.48)%
Equity	(0.56)	(0.13)	(0.31)
Currency	(0.41)	(0.20)	(0.30)
Commodity	(2.14)	(1.55)	(1.82)
Aggregate Value at Risk	(2.79)%	(1.16)%	(1.97)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at December 31, 2010 and 2009, and for the four quarter-end reporting periods during calendar years 2010 and 2009.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of December 31, 2010, such amount is equal to approximately 42% of the Partnership‘s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres (Demeter, prior to December 1, 2010) and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Ceres (Demeter, prior to December 1, 2010) anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2010, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Ceres does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The G-8 countries consist of Canada, the Russian Federation, France, Germany, Japan, Italy, the United Kingdom, and the U.S.  The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2010, the Partnership’s primary exposures were in the S&P 500 (U.S.), FTSE 100 (U.K.), NASDAQ 100 (U.S.) and DAX (Germany) stock indices. Ceres anticipates little, if any, trading in non-G-8 stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates.  Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G-8 countries. However, the Partnership also take futures positions on the government debt of smaller nations — e.g., Australia.

Commodity.
Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2010.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Coffee and cocoa accounted for the bulk of the Partnership’s soft commodities exposure as of December 31, 2010.

Metals.  The Partnership’s primary metal market exposure is to fluctuations in the price of copper and palladium.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded.  Ceres (Demeter, prior to December 1, 2010) attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres (Demeter, prior to December 1, 2010) monitors and controls the risk of the Partnership’s non-trading instrument, cash.  Cash is the only Partnership investment directed by Ceres (Demeter, prior to December 1, 2010), rather than the Trading Advisors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2010
March 31	$996,903	$(3,296,848)	$(0.35)
June 30	(11,845,415)	(15,697,511)	(1.72)
September 30	21,018,952	17,653,904	2.00
December 31	27,041,482	20,888,930	2.43

Total	$37,211,922	$19,548,475	$2.36

2009
March 31	$(5,867,262)	$(10,411,732)	$(0.96)
June 30	4,564,543	489,677	0.05
September 30	9,829,811	5,755,499	0.59
December 31	11,520,695	5,939,094	0.63

Total	$20,047,787	$1,772,538	$0.31

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Ceres  have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Management’s Report on Internal Control Over Financial Reporting
Ceres (Demeter, prior to December 1, 2010) is responsible for the management of the Partnership.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Ceres (Demeter, prior to December 1, 2010; and

•
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors and its affairs are managed by its General Partner.  Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010).  Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010.  Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts.  Prior to the combination of Demeter and Ceres effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator.  Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively.  Mr. Davis was an associated person of Morgan

Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., a global financial services firm, he became an associated person of MS&Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.).  Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS&Co.’s managed futures funds to high net worth and institutional investors on a global basis.  Mr. Davis withdrew as an associated person of MS&Co. in June 2009.  Mr. Davis has been an associated person of MSSB since June 2009.  MSSB is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC.  Mr. Davis is a Managing Director of MSSB and the Director of MSSB’s managed futures department.  Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds.  Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles.  Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.

Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively).  Ms. Magro was listed as a principal in June 2005.  Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively.  She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009.  Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner.  She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds.  From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds.  She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009).  Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company (from July 1994), as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.  Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.

Michael McGrath, age 41, has been a Director of the General Partner since June 2010.  Mr. McGrath was listed as a principal in June 2010.  Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010.  Mr. McGrath is a Managing Director of MSSB and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of MSSB.  He also serves on the Management Committee of the

Global Wealth Management Group.  Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group.  Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of MSSB.  Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004.  At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors.  Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents.  He received his MBA in Finance from New York University in 1996.

Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010.  Mr. Ketterer was listed as a principal in December 2010.  Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010.  Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within MSSB.  Mr. Ketterer joined MS&Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments

Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group.  Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.

Ian Bernstein, age 48, is a Director of the General Partner.  Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010.  Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS&Co. and became the Global Wealth Management Division of MS&Co.  Mr. Bernstein first served as a Managing Director with MS&Co. in March 2004, prior to its merger with Morgan Stanley DW Inc.  Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at MSSB, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley.  The respective retail business of MS&Co. and Citigroup (formerly known as Smith Barney) was contributed to MSSB.  Mr. Bernstein has continued as Managing Director of both MSSB, the retail broker-dealer, and MS&Co., the institutional broker-dealer, up to the present.  Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.

Harry Handler, age 51, has been a Director of the General Partner since December 2010.  Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010.  Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively.  He has been an associate member of the NFA since August 1985.  Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been an associated person of MSSB since June 2009.  Mr. Handler serves as an Executive Director at MSSB in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at

Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.

Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010.  Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010.  Mr. Egan has been an associate member of the NFA since December 1997.  He has been an associated person of MSSB since November 2010.  Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Egan withdrew as an associated person of MS&Co. in November 2010.  Mr. Egan is an Executive Director at MSSB and currently serves as the Co-Chief Investment Officer for MSSB managed futures department.  Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s managed futures department from October 2003 until the formation of MSSB in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the managed futures department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools.  Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s managed futures department.  Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991.  Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.

Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010.  Mr. Daglioglu is an Executive Director at MSSB and the Co-Chief Investment Officer for MSSB’s managed futures department.  Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of MSSB’s Alternative Investments Group.  Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley managed futures department from December 2003 until the formation of MSSB in June 2009.  In addition to his responsibilities within managed futures department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009.  Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley managed futures department from June 2003 to November 2003.  Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2010, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Ceres (Demeter, prior to December 1, 2010).  The President, Chief Financial Officer, and each member of the Board of Directors of Ceres (Demeter, prior to December 1, 2010) are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ourcommitment/codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Ceres (Demeter, prior to December 1, 2010), and has no audit committee.  However, Demeter had a Disclosure Committee that met quarterly to review periodic filings made by the Partnership for which Demeter acted as the general partner.  Demeter’s Disclosure Committee reported directly to the Board of Directors of Demeter  which served as its audit committee.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres (Demeter, prior to December 1, 2010), which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2010, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2010, Ceres owned 89,167.692 Units of general partnership interest, representing a 1.07 percent interest in the Partnership.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

Refer to Note 2 – “Summary of Significant Accounting Policies”, Note 4 – “Related Party Transactions”, and Note 5 – “Trading Advisors” of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2010, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $9,956,090 for the year ended December 31, 2010.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2010.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $83,962 for the year ended December 31, 2010, and $93,951 for the year ended December 31, 2009.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay D&T any amounts in 2010 and 2009 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

 (4)  All Other Fees.  None.

-  58 -

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2010, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2010 and 2009.

-	Statements of Operations and Changes in Partners' Capital for the years ended December 31, 2010, 2009, and 2008.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2010, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2011	By:	/s/ Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Walter Davis	March 28, 2011
Walter Davis, President

	/s/	Jennifer Magro	March 28, 2011
Jennifer Magro, Chief Financial Office, Director

	/s/	Ian Bernstein	March 28, 2011
Ian Bernstein, Director

	/s/	Alper Daglioglu	March 28, 2011
Alper Daglioglu, Director

	/s/	Patrick T. Egan	March 28, 2011
Patrick T. Egan, Director

	/s/	Harry Handler	March 28, 2011
Harry Handler, Director

	/s/	Douglas J. Ketterer	March 28, 2011
Douglas J. Ketterer, Director

	/s/	Michael P. McGrath	March 28, 2011
Michael P. McGrath, Director

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

10.02
Management Agreement, dated as of November 1, 1994, among the Partnership, the General Partner, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

E-1

10.02(a)
Amendment to the Management Agreement, among the Partnership, the General Partner, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on April 25, 2001.

10.03
Management Agreement, dated as of June 1, 2000, among the Partnership, the General Partner, and Eclipse Capital Management, Inc., is incorporated by reference to Exhibit 10.09 of the Partnership’s Form 10-Q (File No. 0-26280) for the quarterly period ended September 30, 2000, and filed with the Securities and Exchange Commission on November 14, 2000.

10.05
Management Agreement, dated as of March 1, 2010, among the Partnership, the General Partner, and DKR Fusion Management L.P., is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on March 5, 2010.

10.11
Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus, dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on May 8, 2008.

10.13
Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, the General Partner, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on July 31, 2007.

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

13.01	December 31, 2010, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section  1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	December 31, 2010, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

E-3