Form 10-Q
period 2011-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2011-05-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of March 31, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-36

Item 4.	Controls and Procedures	36-37

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS	$	$

Investment in BHM I, LLC (cost $18,794,709 and $22,166,858, respectively)	88,850,147	89,755,278

Trading Equity:
Unrestricted cash	65,197,769	77,030,039
Restricted cash	17,970,172	9,784,572

Total cash	83,167,941	86,814,611

Net unrealized gain (loss) on open contracts (MS&Co.)	(2,127,218)	5,754,543
Net unrealized gain (loss) on open contracts (MSIP)	(858,195)	1,223,220

Total net unrealized gain (loss) on open contracts	(2,985,413)	6,977,763

Total Trading Equity	169,032,675	183,547,652

Interest receivable (MSSB)	9,165	11,589
Receivable from Investment in BHM I, LLC	–	1,828,119

Total Assets	169,041,840	185,387,360

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,811,572	3,309,081
Accrued brokerage fees (MS&Co.)	898,763	814,385
Accrued management fees	403,694	366,473
Accrued incentive fee	–	1,386,865

Total Liabilities	3,114,029	5,876,804

Partners’ Capital:

Limited Partners (8,039,073.989 and 8,263,198.237 Units, respectively)	164,107,565	177,594,148
General Partner (89,167.692 and 89,167.692 Units, respectively)	1,820,246	1,916,408

Total Partners’ Capital	165,927,811	179,510,556

Total Liabilities and Partners’ Capital	169,041,840	185,387,360

NET ASSET VALUE PER UNIT	20.41	21.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(257,027)	(0.16)
Equity	(253,162)	(0.15)
Foreign currency	(580,675)	(0.35)
Interest rate	(467,947)	(0.28)

Total Futures and Forward Contracts Purchased	(1,558,811)	(0.94)

Futures and Forward Contracts Sold

Commodity	(31,955)	(0.02)
Equity	(142,153)	(0.09)
Foreign currency	(638,075)	(0.38)
Interest rate	34,822	0.02

Total Futures and Forward Contracts Sold	(777,361)	(0.47)

Unrealized Currency Loss	(649,241)	(0.39)

Net fair value	(2,985,413)	(1.80)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	4,859,982	2.71
Equity	340,412	0.19
Foreign currency	2,447,791	1.36
Interest rate	217,612	0.12

Total Futures and Forward Contracts Purchased	7,865,797	4.38

Futures and Forward Contracts Sold

Commodity	(22,080)	(0.01)
Equity	–	–
Foreign currency	(152,812)	(0.08)
Interest rate	(10,504)	(0.01)

Total Futures and Forward Contracts Sold	(185,396)	(0.10)

Unrealized Currency Loss	(702,638)	(0.39)

Net fair value	6,977,763	3.89

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2011	2010
	$	$
INVESTMENT INCOME
Interest income (MSSB & MS&Co.)	39,749	19,454

EXPENSES
Brokerage fees (MS&Co.)	2,687,088	2,624,351
Management fees	1,208,441	1,241,727
Incentive fee	1,200,403	427,673

Total Expenses	5,095,932	4,293,751

NET INVESTMENT LOSS	(5,056,183)	(4,274,297)

TRADING RESULTS
Trading profit (loss):
Realized	3,689,641	1,226,973
Net change in unrealized	(9,963,175)	3,126,605
Realized gain (loss) on investment in BHM I, LLC	25,527	(81,017)
Unrealized appreciation (depreciation) on investment in BHM I, LLC	2,467,018	(3,295,112)

Total Trading Results	(3,780,989)	977,449

NET LOSS	(8,837,172)	(3,296,848)

NET LOSS ALLOCATION

Limited Partners	(8,741,010)	(3,263,124)
General Partner	(96,162)	(33,724)

NET LOSS PER UNIT*

Limited Partners	(1.08)	(0.35)
General Partner	(1.08)	(0.35)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	8,279,540.640	9,358,149.648

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2010	8,352,365.929	177,594,148	1,916,408	179,510,556

Net Loss	–	(8,741,010)	(96,162)	(8,837,172)

Redemptions	(224,124.248)	(4,745,573)	–	(4,745,573)

Partners’ Capital,
March 31, 2011	8,128,241.681	164,107,565	1,820,246	165,927,811

Partners’ Capital,
December 31, 2009	9,424,660.496	178,420,459	1,842,646	180,263,105

Net Loss	–	(3,263,124)	(33,724)	(3,296,848)

Redemptions	(213,247.124)	(3,924,042)	(42,631)	(3,966,673)

Partners’ Capital,
March 31, 2010	9,211,413.372	171,233,293	1,766,291	172,999,584

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.

1.  Organization
Morgan Stanley Smith Barney Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.   MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., DKR Fusion Management L.P., and Eclipse Capital Management, Inc. (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
                   For the Quarters Ended March 31,

	2011	2010
Per Unit Operating Performance:
Net asset value, January 1:	$ 21.49	$ 19.13

Interest Income	– (3)	– (3)
Expenses	(0.62)	(0.46)
Realized Gain (1)	0.45	0.13
Unrealized Loss	(0.91)	(0.02)
Net Loss	(1.08)	(0.35)

Net asset value, March 31:	$ 20.41	$ 18.78

Ratios to average net assets:
Net investment loss (2)	(9.6)%	(9.0)%
Expenses before incentive fees (2)	9.0%	9.1%
Expenses after incentive fees (2)	9.7%	9.3%
Net Loss (2)	(18.4) %	(7.0) %
Total return before incentive fees	(4.3)%	(1.6)%
Total return after incentive fees	(5.0)%	(1.8)%

   (1) Realized Gain is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

  (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by MSSB to the Partnership.  For purposes of such interest payments, net assts do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2011	(1,924,630)	(1,060,783)	(2,985,413)	Mar. 2012	Jun. 2011
Dec. 31, 2010	6,503,745	474,018	6,977,763	Dec. 2011	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $81,243,311 and $93,318,356 at March 31, 2011, and December 31, 2010, respectively.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and losses on off-exchange-traded forward currency contracts are settled on termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the quarter (absolute quantity)
	$	$	$	$	$
Commodity	1,876,423	(2,133,450)	24,956	(56,911)	(288,982)	1,661
Equity	154,312	(407,474)	–	(142,153)	(395,315)	425
Foreign currency	1,299,862	(1,880,537)	84,388	(722,463)	(1,218,750)	11,635
Interest rate	78,613	(546,560)	59,702	(24,880)	(433,125)	2,486
Total	3,409,210	(4,968,021)	169,046	(946,407)	(2,336,172)

Unrealized currency loss					(649,241)
Total net unrealized loss on open contracts					(2,985,413)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,438,627	(578,645)	–	(22,080)	4,837,902	1,039
Equity	514,170	(173,758)	–	–	340,412	520
Foreign currency	2,511,732	(63,941)	444,352	(597,164)	2,294,979	7,956
Interest rate	249,809	(32,197)	195,622	(206,126)	207,108	3,216
Total	8,714,338	(848,541)	639,974	(825,370)	7,680,401

Unrealized currency loss					(702,638)
Total net unrealized gain on open contracts					6,977,763

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	15
Options written	–	15

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	5,039,816
Equity	1,907,733
Foreign currency	(6,534,295)
Interest rate	(4,247,639)
Unrealized currency gain	53,396
Total	(3,780,989)

Line Item on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Realized	3,689,641
Net change in unrealized	(9,963,175)
Realized gain on investment in BHM I, LLC	25,527
Unrealized appreciation on investment in BHM I, LLC	2,467,018
Total Trading Results	(3,780,989)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	(720,376)
Equity	2,971,948
Foreign currency	358,676
Interest rate	(1,575,261)
Unrealized currency loss	(57,538)
Total	977,449

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Item on the Statements of Income and Expenses for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	1,226,973
Net change in unrealized	3,126,605
Realized gain on investment in BHM I, LLC	(81,017)
Unrealized depreciation on investment in BHM I, LLC	(3,295,112)
Total Trading Results	977,449

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	88,850,147	n/a	88,850,147
Futures	3,101,921	–	n/a	3,101,921
Forwards	–	476,335	n/a	476,335

Total Assets	3,101,921	89,326,482	n/a	92,428,403

Liabilities
Futures	4,377,310	–	n/a	4,377,310
Forwards	–	1,537,118	n/a	1,537,118

Total Liabilities	4,377,310	1,537,118	n/a	5,914,428

Unrealized currency loss				(649,241)

* Net fair value	(1,275,389)	87,789,364	n/a	85,864,734

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	89,755,278	n/a	89,755,278
Futures	8,219,189	–	n/a	8,219,189
Forwards	–	1,135,107	n/a	1,135,107

Total Assets	8,219,189	90,890,385	n/a	99,109,574

Liabilities
Futures	1,012,806	–	n/a	1,012,806
Forwards	–	661,089	n/a	661,089

Total Liabilities	1,012,806	661,089	n/a	1,673,895

Unrealized currency loss				(702,638)

*Net fair value	7,206,383	90,229,296	n/a	96,733,041

* This amount comprises of the net unrealized gain/(loss) on open contracts on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in Morgan Stanley Smith Barney BHM I, LLC (“BHM I LLC” or the “Trading Company”).  The Partnership’s investment in the Trading Company represents approximately 53.55% and 50.00%, respectively, of the net asset value of the Partnership at March 31, 2011 and December 31, 2010, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the quarters ended March 31, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

March 31, 2011	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	649	(1,206,174)	4,212,767	3,006,593

March 31, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(2,788)	(290,041)	(4,687,381)	(4,977,622)

7. Restricted and Unrestricted Cash

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

8.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2011
The Partnership recorded total trading results including interest income totaling $(3,741,240) and expenses totaling $5,095,932, resulting in a net loss of $8,837,172 for the quarter ended March 31, 2011.  The Partnership’s net asset value per Unit decreased from $21.49 at December 31, 2010, to $20.41 at March 31, 2011.

The most significant trading losses were incurred within the currency markets, primarily during March, from long positions in the Japanese yen versus the U.S. dollar and short positions in the euro versus the Japanese yen as the value of the Japanese yen moved lower relative to these currencies amid speculation that fires and aftershocks from the major earthquake and tsunami in Japan might hamper efforts to contain radiation at crippled nuclear power plants. Within the global interest rate markets, losses were experienced primarily in March from short positions in European fixed-income futures as prices moved higher mid-month after Japan’s Prime Minister said the danger of further leaks from a damaged nuclear power station may be increasing, thereby boosting demand for the relative “safety” of government bonds. Within the metals markets, losses were experienced primarily during March from long positions in copper, nickel, and zinc futures as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy.

A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during March, from long positions in crude oil and its related products as prices rose after allied airstrikes in Libya threatened to delay supply distribution in Africa’s third-largest oil producer and on concern that escalating turmoil may curtail shipments from the Middle East. Within the global stock index markets, gains were achieved primarily during February from long positions in U.S. and Japanese equity index futures as prices were supported higher throughout the first half of the month amid positive economic reports out of the U.S. and Asia. Within the agricultural markets, gains were achieved primarily in January from long positions in cotton futures as prices advanced higher on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under “the Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percent of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $166 million and $180 million, respectively.

Primary Market	March 31, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.28)%	(1.32)%

Equity	(0.59)	(1.51)

Interest Rate	(0.56)	(0.39)

Commodity	(4.97)	(2.91)

Aggregate Value at Risk	(6.20)%	(5.32)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.

March 31, 2011
Primary Market Risk Category	High	Low	Average
Currency	(1.28)%	(0.47)%	(0.91)%
Equity	(0.97)	(0.22)	(0.62)
Interest Rate	(1.07)	(0.27)	(0.70)
Commodity	(4.97)	(1.38)	(3.22)
Aggregate Value at Risk	(6.20)%	(1.66)%	(4.08)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.32)%	(0.48)%	(1.07)%
Equity	(1.78)	(0.25)	(1.13)
Interest Rate	(1.15)	(0.39)	(0.82)
Commodity	(2.91)	(0.34)	(1.49)
Aggregate Value at Risk	(5.32)%	(1.36)%	(3.19)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010, and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010 respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of March 31, 2011, such amount was equal to approximately 37% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2011.

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

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6.	EXHIBITS

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.