Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2011-08-12
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Investment in BHM I, LLC (cost $10,839,492 and $22,166,858, respectively)	76,556,940	89,755,278

Trading Equity:
Unrestricted cash	61,602,789	77,030,039
Restricted cash	11,155,087	9,784,572

Total cash	72,757,876	86,814,611

Net unrealized gain (loss) on open contracts (MS&Co.)	(593,954)	5,754,543
Net unrealized gain (loss) on open contracts (MSIP)	(1,517,346)	1,223,220

Total net unrealized gain (loss) on open contracts	(2,111,300)	6,977,763

Total Trading Equity	147,203,516	183,547,652

Interest receivable (MSSB)	1,420	11,589
Receivable from Investment in BHM I, LLC	–	1,828,119

Total Assets	147,204,936	185,387,360

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,348,864	3,309,081
Accrued brokerage fees (MS&Co.)	785,352	814,385
Accrued management fees	344,044	366,473
Accrued incentive fee	–	1,386,865

Total Liabilities	2,478,260	5,876,804

Partners’ Capital:

Limited Partners (7,723,794.081 and 8,263,198.237 Units, respectively)	143,272,126	177,594,148
General Partner (78,414.692 and 89,167.692 Units, respectively)	1,454,550	1,916,408

Total Partners’ Capital	144,726,676	179,510,556

Total Liabilities and Partners’ Capital	147,204,936	185,387,360

NET ASSET VALUE PER UNIT	18.55	21.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,133,264)	(0.78)
Equity	367,083	0.25
Foreign currency	382,943	0.26
Interest rate	(334,445)	(0.23)

Total Futures and Forward Contracts Purchased	(717,683)	(0.50)

Futures and Forward Contracts Sold

Commodity	(295,083)	(0.20)
Equity	(131,023)	(0.09)
Foreign currency	(337,121)	(0.23)
Interest rate	–	–

Total Futures and Forward Contracts Sold	(763,227)	(0.52)

Unrealized Currency Loss	(630,390)	(0.44)

Net fair value	(2,111,300)	(1.46)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	7,386	42,729	47,135	62,183

EXPENSES
Brokerage fees (MS&Co.)	2,472,118	2,502,928	5,159,206	5,127,279
Management fees	1,103,621	1,145,238	2,312,062	2,386,965
Incentive fees	–	203,930	1,200,403	631,603

Total Expenses	3,575,739	3,852,096	8,671,671	8,145,847

NET INVESTMENT LOSS	(3,568,353)	(3,809,367)	(8,624,536)	(8,083,664)

TRADING RESULTS
Trading profit (loss):
Realized	(6,667,836)	(772,718)	(2,978,195)	454,255
Net change in unrealized	874,112	(2,734,654)	(9,089,063)	391,951
Realized loss on investment in BHM I, LLC	(964,114)	(243,856)	(938,587)	(324,873)
Unrealized depreciation on investment in BHM I, LLC	(4,337,991)	(8,136,916)	(1,870,973)	(11,432,028)

Total Trading Results	(11,095,829)	(11,888,144)	(14,876,818)	(10,910,695)

NET LOSS	(14,664,182)	(15,697,511)	(23,501,354)	(18,994,359)

NET LOSS ALLOCATION

Limited Partners	(14,497,954)	(15,539,166)	(23,238,964)	(18,802,290)
General Partner	(166,228)	(158,345)	(262,390)	(192,069)

NET LOSS PER UNIT *

Limited Partners	(1.86)	(1.72)	(2.94)	(2.07)
General Partner	(1.86)	(1.72)	(2.94)	(2.07)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	8,011,792.351	9,122,958.516	8,144,926.859	9,239,904.383

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2010	8,352,365.929	177,594,148	1,916,408	179,510,556

Net Loss	–	(23,238,964)	(262,390)	(23,501,354)

Redemptions	(550,157.156)	(11,083,058)	(199,468)	(11,282,526)

Partners’ Capital,
June 30, 2011	7,802,208.773	143,272,126	1,454,550	144,726,676

Partners’ Capital,
December 31, 2009	9,424,660.496	178,420,459	1,842,646	180,263,105

Net Loss	–	(18,802,290)	(192,069)	(18,994,359)

Redemptions	(472,017.348)	(8,468,910)	(86,561)	(8,555,471)

Partners’ Capital,
June 30, 2010	8,952,643.148	151,149,259	1,564,016	152,713,275

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.   MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., DKR Fusion Management L.P. (“DKR”), and Eclipse Capital Management, Inc. (“Eclipse”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Effective June 1, 2011, the monthly management fee rate payable by the Partnership to DKR was reduced from a monthly management fee rate equal to 1/12 of 2% (a 2% annual rate) to a monthly management fee rate equal to 1/12 of 1.75% (a 1.75% annual rate).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
                                                                  For the Three                                                                   For the Six
                                                         Months Ended June 30,                                                   Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 20.41	$ 18.78	$ 21.49	$ 19.13

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.45)	(0.42)	(1.07)	(0.89)
Realized Gain (Loss) (1)	(0.97)	(0.10)	(0.53)	0.01
Unrealized Loss	(0.44)	(1.20)	(1.35)	(1.20)
Net Loss	(1.86)	(1.72)	(2.94)	(2.07)

Net asset value, June 30:	$ 18.55	$ 17.06	$ 18.55	$ 17.06

Ratios to average net assets:
Net Investment Loss (2)	(9.1)%	(9.2)%	(9.7)%	(9.4)%
Expenses before Incentive Fees (2)	9.1%	9.1%	9.1%	9.1%
Expenses after Incentive Fees (2)	9.1%	9.3%	9.8%	9.5%
Net Loss (2)	(37.3)%	(38.9)%	(27.8)%	(22.6)%
Total return before incentive fees	(9.1)%	(9.0)%	(13.0)%	(10.5)%
Total return after incentive fees	(9.1)%	(9.2)%	(13.7)%	(10.8)%

   (1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assts do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	(1,918,257)	(193,043)	(2,111,300)	Mar. 2012	Oct. 2011
Dec. 31, 2010	6,503,745	474,018	6,977,763	Dec. 2011	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $70,839,619 and $93,318,356 at June 30, 2011, and December 31, 2010, respectively.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	649,698	(1,782,962)	323,518	(618,601)	(1,428,347)	1,324
Equity	371,836	(4,753)	–	(131,023)	236,060	510
Foreign currency	769,674	(386,731)	117,311	(454,432)	45,822	10,610
Interest rate	562,782	(897,227)	–	–	(334,445)	3,493
Total	2,353,990	(3,071,673)	440,829	(1,204,056)	(1,480,910)

Unrealized currency loss					(630,390)
Total net unrealized loss on open contracts					(2,111,300)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,438,627	(578,645)	–	(22,080)	4,837,902	1,039
Equity	514,170	(173,758)	–	–	340,412	520
Foreign currency	2,511,732	(63,941)	444,352	(597,164)	2,294,979	7,956
Interest rate	249,809	(32,197)	195,622	(206,126)	207,108	3,216
Total	8,714,338	(848,541)	639,974	(825,370)	7,680,401

Unrealized currency loss					(702,638)
Total net unrealized gain on open contracts					6,977,763

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	15
Options written	–	15

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(9,570,167)	(4,530,351)
Equity	(2,231,683)	(323,950)
Foreign currency	(570,304)	(7,104,600)
Interest rate	1,257,474	(2,990,164)
Unrealized currency gain	18,851	72,247
Total	(11,095,829)	(14,876,818)

Line Item on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(6,667,836)	(2,978,195)
Net change in unrealized	874,112	(9,089,063)
Realized loss on investment in BHM I, LLC	(964,114)	(938,587)
Unrealized depreciation on investment in BHM I, LLC	(4,337,991)	(1,870,973)
Total Trading Results	(11,095,829)	(14,876,818)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Item on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	76,556,940	n/a	76,556,940
Futures	2,270,236	–	n/a	2,270,236
Forwards	–	524,583	n/a	524,583

Total Assets	2,270,236	77,081,523	n/a	79,351,759

Liabilities
Futures	3,558,103	–	n/a	3,558,103
Forwards	–	717,626	n/a	717,626

Total Liabilities	3,558,103	717,626	n/a	4,275,729

Unrealized currency loss				(630,390)

*Net fair value	(1,287,867)	76,363,897	n/a	74,445,640

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	89,755,278	n/a	89,755,278
Futures	8,219,189	–	n/a	8,219,189
Forwards	–	1,135,107	n/a	1,135,107

Total Assets	8,219,189	90,890,385	n/a	99,109,574

Liabilities
Futures	1,012,806	–	n/a	1,012,806
Forwards	–	661,089	n/a	661,089

Total Liabilities	1,012,806	661,089	n/a	1,673,895

Unrealized currency loss				(702,638)

*Net fair value	7,206,383	90,229,296	n/a	96,733,041

* This amount comprises the “Total net unrealized gain/(loss) on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in Morgan Stanley Smith Barney BHM I, LLC (“BHM I LLC” or the “Trading Company”).  The Partnership’s investment in the Trading Company represents approximately 52.90% and 50.00%, respectively, of the net asset value of the Partnership at June 30, 2011 and December 31, 2010, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the three and six months ended June 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

For the Three Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(9,126)	(1,724,433)	(29,242,375)	(30,966,808)

For the Six Months Ended June 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(8,477)	(2,930,607)	(25,029,608)	(27,960,215)

For the Three Months Ended June 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(3,362)	(310,861)	(12,888,335)	(13,199,196)

For the Six Months Ended June 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(6,150)	(600,902)	(17,575,716)	(18,176,618)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements other than these disclosed below.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective July 1, 2011, the monthly management fee payable by the Partnership to Eclipse was reduced from a monthly management fee rate equal to 1/12 of 3.00% (a 3.00% annual rate) to a monthly management fee rate equal to 1/12 of 2.00% (a 2.00% annual rate).

Effective July 1, 2011, the monthly incentive fee rate payable by the Partnership to Eclipse was increased from a monthly incentive fee rate equal to 15% to a monthly incentive fee rate equal to 20%.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(11,088,443) and expenses totaling $3,575,739, resulting in a net loss of $14,664,182 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $20.41 at March 31, 2011, to $18.55 at June 30, 2011.

The most significant trading losses were incurred within the agricultural markets, primarily during June, from long positions in corn futures as prices fell sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Meanwhile, long positions in wheat futures also resulted in losses as prices fell on speculation that warm weather would aid U.S. crops. Within the metals markets, losses were incurred primarily during May from long futures positions in base metals, primarily aluminum and nickel, as prices fell after China restricted bank lending, spurring speculation anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. Within the energy markets, losses were incurred primarily during May and June from long futures positions in crude oil and its related products as prices moved lower on speculation that a weakening global economy may lead to reduced energy demand. Additionally, losses were experienced due to short positions in natural gas futures as prices rose near the end of June on forecasts of above-average temperatures in the U.S. Within the global stock index markets, losses were incurred primarily during May and June from long positions in European and U.S. equity index futures as prices moved lower on concerns the global economic recovery is faltering. Within the currency markets, losses were incurred primarily during May from long futures positions in the New Zealand dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Additional currency losses during the quarter were recorded from positions in the Japanese yen. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(14,829,683) and expenses totaling $8,671,671, resulting in a net loss of $23,501,354 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $21.49 at December 31, 2010, to $18.55 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, would potentially threaten the global economic recovery. Within the agricultural markets, losses were incurred primarily during March from long positions in cocoa as prices fell on signs that the political turmoil that hampered exports may be easing in the Ivory Coast, the world’s biggest producer of cocoa. Smaller losses in this sector were experienced from trading live cattle and lean hog futures. Within the global interest rate markets, losses were incurred primarily during February from short positions in U.S. fixed-income futures as prices increased amid concern over unrest in the Middle East, which spurred demand for the relative “safety” of government debt. Within the metals markets, losses were incurred in the first and second quarters from long futures positions in base metals, primarily copper and aluminum, as prices fell on concerns a slowing economy would hamper demand. A portion of the Partnership’s losses during the first half of the year was offset by gains recorded within the currency markets, primarily during April, from long futures positions in the Australian dollar, New Zealand dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the energy markets, gains were achieved primarily in the first four months of the year from long positions in gas oil, RBOB (unleaded) gas, brent crude, and heating oil as prices rose amid concern that crude oil supplies may be disrupted due to increased instability in the Middle East and North Africa.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $(11,845,415) and expenses totaling $3,852,096, resulting in a net loss of $15,697,511 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit decreased from $18.78 at March 31, 2010, to $17.06 at June 30, 2010.

The most significant trading losses of approximately 4.7% were incurred within the metals complex throughout the quarter from long positions in copper, aluminum, zinc, and nickel futures as prices were pressured lower on concern that demand for base metals might be slipping after reports signaled a deteriorating economic outlook in China and the U.S., the world’s top base metals consumers.  Elsewhere, long positions in palladium futures resulted in losses as prices dropped on the aforementioned concerns that China’s economy may cool.  Within the energy sector, losses of approximately 1.8% were recorded primarily during May from long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Elsewhere, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast. During June, additional losses were incurred from short futures positions in crude oil and its related products, as well as in natural gas, as prices reversed higher following news that crude inventories dropped the most in six months and on speculation that the first tropical storm of the hurricane season may form and disrupt production in the Gulf of Mexico.  Additional losses of approximately 1.5% were experienced in the currency sector, primarily during May and June, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar after reports of political discord in Europe reignited worries about the stability of the Euro-Zone, prompting investor purchases of the U.S. dollar as a “safe haven” currency. Furthermore, the value of the Australian dollar and Canadian dollar moved lower versus the U.S. currency after reports showed weak consumer confidence in Australia and Canadian retail sales dropped more than expected.  Within the global stock index sector, losses of approximately 1.5% were incurred during May and June from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Prices also fell due to concerns over weakening growth in China and a slump in U.S. consumer confidence.  Smaller losses of approximately 0.8% were recorded in the agricultural complex during April and May from long positions in sugar futures as prices fell on speculation that higher production in Brazil and India may help leave ample global supplies.  Meanwhile, long futures positions in cotton resulted in losses as prices moved lower during May and June after a U.S. Department of Agriculture report revealed a decline in sales.  Lastly, short positions in wheat futures experienced losses primarily during April and June as prices rose amid supply concerns after wet weather disrupted harvesting in the U.S. Midwest and Great Plains.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 3.3% achieved in the global interest rate sector from long positions in U.S., European, and Pacific Rim fixed-

income futures as prices trended higher throughout the quarter due to increased “safe haven” demand as investors remained concerned about the stability of the economic recovery. Prices also rose as the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $145 million and $180 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Currency	(1.28)%	(1.32)%

Interest Rate	(1.08)	(0.39)

Equity	(0.76)	(1.51)

Commodity	(1.91)	(2.91)

Aggregate Value at Risk	(2.84)%	(5.32)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Currency	(1.28)%	(0.64)%	(1.11)%
Interest Rate	(1.08)	(0.27)	(0.70)
Equity	(0.97)	(0.59)	(0.75)
Commodity	(4.97)	(1.91)	(3.35)
Aggregate Value at Risk	(6.20)%	(2.84)%	(4.37)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Currency	(1.32)%	(0.48)%	(1.07)%
Equity	(1.78)	(0.25)	(1.13)
Interest Rate	(1.15)	(0.39)	(0.82)
Commodity	(2.91)	(0.34)	(1.49)
Aggregate Value at Risk	(5.32)%	(1.36)%	(3.19)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010 respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 41% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

10.03(a)	Amendment No. 1 to Amended and Restated Management Agreement among the Partnership, the General Partner, and Eclipse Capital Management, Inc., dated May 9, 2011, is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.