Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2011-11-10
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-43

Item 4.	Controls and Procedures	43-44

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45-46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Investment in BHM I, LLC (cost $62,549,058 and $22,166,858, respectively)	112,295,346	89,755,278

Trading Equity:
Unrestricted cash	18,928,729	77,030,039
Restricted cash	2,621,800	9,784,572

Total cash	21,550,529	86,814,611

Net unrealized gain (loss) on open contracts (MS&Co.)	(668,840)	5,754,543
Net unrealized gain (loss) on open contracts (MSIP)	(780,498)	1,223,220

Total net unrealized gain (loss) on open contracts	(1,449,338)	6,977,763

Total Trading Equity	132,396,537	183,547,652

Interest receivable (MSSB)	94	11,589
Receivable from Investment in BHM I, LLC	–	1,828,119

Total Assets	132,396,631	185,387,360

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,094,631	3,309,081
Accrued brokerage fees (MS&Co.)	747,040	814,385
Accrued management fees	357,896	366,473
Accrued incentive fee	–	1,386,865

Total Liabilities	2,199,567	5,876,804

Partners’ Capital:

Limited Partners (7,516,981.505 and 8,263,198.237 Units, respectively)	128,852,912	177,594,148
General Partner (78,414.692 and 89,167.692 Units, respectively)	1,344,152	1,916,408

Total Partners’ Capital	130,197,064	179,510,556

Total Liabilities and Partners’ Capital	132,396,631	185,387,360

NET ASSET VALUE PER UNIT	17.14	21.49

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(1,078,187)	(0.82)
Equity	(79,750)	(0.06)
Foreign currency	(36,362)	(0.02)
Interest rate	(61,592)	(0.05)

Total Futures and Forward Contracts Purchased	(1,255,891)	(0.95)

Futures and Forward Contracts Sold

Commodity	261,636	0.20
Equity	31,412	0.02
Foreign currency	303,896	0.23
Interest rate	–	–

Total Futures and Forward Contracts Sold	596,944	0.45

Unrealized Currency Loss	(790,391)	(0.61)

Net fair value	(1,449,338)	(1.11)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	5,094	43,747	52,229	105,930

EXPENSES
Brokerage fees (MS&Co.)	2,223,265	2,307,565	7,382,471	7,434,844
Management fees	964,521	1,057,483	3,276,583	3,444,448
Incentive fees	–	–	1,200,403	631,603

Total Expenses	3,187,786	3,365,048	11,859,457	11,510,895

NET INVESTMENT LOSS	(3,182,692)	(3,321,301)	(11,807,228)	(11,404,965)

TRADING RESULTS
Trading profit (loss):
Realized	7,703,480	3,061,239	4,725,285	3,515,494
Net change in unrealized	661,962	4,456,703	(8,427,101)	4,848,654
Realized gain (loss) on investment in BHM I, LLC	143,263	353,756	(795,324)	28,883
Unrealized appreciation (depreciation) on investment in BHM I, LLC	(15,971,159)	12,882,752	(17,842,132)	1,450,724
	(7,462,454)	20,754,450	(22,339,272)	9,843,755
Proceeds from Litigation Settlement	–	220,755	–	220,755

Total Trading Results	(7,462,454)	20,975,205	(22,339,272)	10,064,510

NET INCOME (LOSS)	(10,645,146)	17,653,904	(34,146,500)	(1,340,455)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(10,534,748)	17,474,948	(33,773,712)	(1,327,342)
General Partner	(110,398)	178,956	(372,788)	(13,113)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(1.41)	2.00	(4.35)	(0.07)
General Partner	(1.41)	2.00	(4.35)	(0.07)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	7,724,877.060	8,873,156.146	8,003,371.615	9,116,311.571

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2010	8,352,365.929	177,594,148	1,916,408	179,510,556

Net Loss	–	(33,773,712)	(372,788)	(34,146,500)

Redemptions	(756,969.732)	(14,967,524)	(199,468)	(15,166,992)

Partners’ Capital,
September 30, 2011	7,595,396.197	128,852,912	1,344,152	130,197,064

Partners’ Capital,
December 31, 2009	9,424,660.496	178,420,459	1,842,646	180,263,105

Net Loss	–	(1,327,342)	(13,113)	(1,340,455)

Redemptions	(700,309.718)	(12,526,088)	(130,199)	(12,656,287)

Partners’ Capital,
September 30, 2010	8,724,350.778	164,567,029	1,699,334	166,266,363

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.   MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C., Eclipse Capital Management Inc. (“Eclipse”) and prior to August 31, 2011 DKR Fusion Management L.P. (“DKR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

On August 18, 2011, Ceres notified DKR that the Management Agreement dated as of March 1, 2010, and any amendments or revisions subsequently made thereto, among the Partnership, the General Partner and

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DKR (the “DKR Management Agreement”), pursuant to which DKR traded a portion of the Partnership’s assets in Futures Interests, will be terminated effective August 31, 2011.  Consequently, DKR ceased all futures interest trading on behalf of the Partnership effective August 31, 2011.

Effective July 1, 2011, the monthly management fee rate payable by the Partnership to Eclipse was reduced from a monthly management fee rate equal to 1/12 of 3% (a 3% annual rate) to a monthly management fee rate equal to 1/12 of 2.00% (a 2.00% annual rate).

Effective July 1, 2011, the monthly incentive fee rate payable by the Partnership to Eclipse was increased from a monthly incentive fee rate equal to 15% to a monthly incentive fee rate equal to 20%.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

                                                                                   For the Three Months                                                           For the Nine Months
                                                                                      Ended September 30,                                                            Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 18.55	$ 17.06	$ 21.49	$ 19.13

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.41)	(0.38)	(1.49)	(1.27)
Realized/Unrealized Gain (Loss) (1)	(1.00)	2.38	(2.87)	1.19
Net Gain (Loss)	(1.41)	2.00	(4.35)	(0.07)

Net asset value, September 30:	$ 17.14	$ 19.06	$ 17.14	$ 19.06

Ratios to average net assets:
Net Investment Loss (2)	(8.8)%	(8.3)%	(9.7)%	(9.2)%
Expenses before Incentive Fees (2)	8.8%	8.4%	9.0%	8.9%
Expenses after Incentive Fees (2)	8.8%	8.4%	9.7%	9.3%
Net Gain (Loss) (2)	(29.5)%	44.2%	(28.5)%	(1.0)%
Total return before incentive fees	(7.6)%	11.7%	(19.5)%	0.0%
Total return after incentive fees	(7.6)%	11.7%	(20.2)%	(0.4)%

   (1) Realized/Unrealized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	(1,449,338)	–	(1,449,338)	Jun. 2012	–
Dec. 31, 2010	6,503,745	474,018	6,977,763	Dec. 2011	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $20,101,191 and $93,318,356 at September 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled on termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed-upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	405,957	(1,484,144)	266,399	(4,763)	(816,551)	993
Equity	–	(79,750)	37,170	(5,758)	(48,338)	425
Foreign currency	26	(36,388)	303,896	–	267,534	8,682
Interest rate	76,140	(137,732)	–	–	(61,592)	2,979
Total	482,123	(1,738,014)	607,465	(10,521)	(658,947)

Unrealized currency loss					(790,391)
Total net unrealized loss on open contracts					(1,449,338)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	5,438,627	(578,645)	–	(22,080)	4,837,902	1,039
Equity	514,170	(173,758)	–	–	340,412	520
Foreign currency	2,511,732	(63,941)	444,352	(597,164)	2,294,979	7,956
Interest rate	249,809	(32,197)	195,622	(206,126)	207,108	3,216
Total	8,714,338	(848,541)	639,974	(825,370)	7,680,401

Unrealized currency loss					(702,638)
Total net unrealized gain on open contracts					6,977,763

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	15
Options written	–	15

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(13,452,016)	(17,982,367)
Equity	(1,739,443)	(2,063,393)
Foreign currency	(4,064,224)	(11,168,824)
Interest rate	11,953,230	8,963,066
Unrealized currency loss	(160,001)	(87,754)
Total	(7,462,454)	(22,339,272)

Line Item on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	7,703,480	4,725,285
Net change in unrealized	661,962	(8,427,101)
Realized gain (loss) on investment in BHM I, LLC	143,263	(795,324)
Unrealized depreciation on investment in BHM I, LLC	(15,971,159)	(17,842,132)
Total Trading Results	(7,462,454)	(22,339,272)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	15,658,903	2,410,774
Equity	(1,455,705)	(882,507)
Foreign currency	2,360,999	358,926
Interest rate	4,176,636	7,931,188
Unrealized currency gain	13,617	25,374
Proceeds from Litigation Settlement	220,755	220,755
Total	20,975,205	10,064,510

Line Item on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	112,295,346	n/a	112,295,346
Futures	1,089,588	–	n/a	1,089,588

Total Assets	1,089,588	112,295,346	n/a	113,384,934

Liabilities
Futures	1,748,535	–	n/a	1,748,535

Total Liabilities	1,748,535	–	n/a	1,748,535

Unrealized currency loss				(790,391)

*Net fair value	(658,947)	112,295,346	n/a	110,846,008

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM	–	89,755,278	n/a	89,755,278
Futures	8,219,189	–	n/a	8,219,189
Forwards	–	1,135,107	n/a	1,135,107

Total Assets	8,219,189	90,890,385	n/a	99,109,574

Liabilities
Futures	1,012,806	–	n/a	1,012,806
Forwards	–	661,089	n/a	661,089

Total Liabilities	1,012,806	661,089	n/a	1,673,895

Unrealized currency loss				(702,638)

*Net fair value	7,206,383	90,229,296	n/a	96,733,041

* This amount comprises the “Total net unrealized gain/(loss) on open contracts” on the Statements of Financial Condition.

Investment in BHM I, LLC
Effective January 1, 2008, the Partnership invested a portion of its assets in Morgan Stanley Smith Barney BHM I, LLC (“BHM I LLC” or the “Trading Company”).  The Partnership’s investment in the Trading Company represents approximately 86.25% and 50.00%, respectively, of the net asset value of the Partnership at September 30, 2011 and December 31, 2010, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the three and nine months ended September 30, 2011 and 2010, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)

For the Three Months Ended September 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(2,803)	(547,319)	21,112,737	20,565,418

For the Nine Months Ended September 30, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(8,953)	(1,148,221)	3,537,021	2,388,800

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements other than these disclosed below.

Effective on or about November 30, 2011, the General Partner has decided to remove Eclipse as a trading advisor to the Partnership.

Effective on or about December 1, 2011, the General Partner will add Aventis Asset Management, LLC and PGR Capital LLP as trading advisors to manage the assets of the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $(7,457,360) and expenses totaling $3,187,786, resulting in a net loss of $10,645,146 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $18.55 at June 30, 2011, to $17.14 at September 30, 2011.

The most significant trading losses were incurred within the metals sector, primarily during August and September, from long futures positions in aluminum, palladium, and copper as prices fell after continued fears of a “double dip” recession in the U.S. and Europe, along with inflationary pressures in China, spurred speculation global demand for metals may weaken. Additional losses were incurred in the metals sector during August from long futures positions in copper, aluminum, and zinc as prices declined after a report revealed U.S. manufacturing slowed more than estimated. Within the agricultural complex, losses were incurred primarily during September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains for use as food, livestock feed, and crop-based fuel. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Within the currency sector, losses were incurred primarily during August due to long positions in the Australian dollar, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Within the global stock index sector, losses were incurred primarily during July due to long positions in U.S. and European equity index futures as prices fell amid concern about the European sovereign debt crisis and the U.S. debt ceiling debate. Within the energy sector, smaller losses were incurred throughout the quarter due to long futures positions in crude oil and its related products as prices fell on concern that energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate markets, primarily during July and August, due to long positions in European and U.S. fixed income futures as prices rose on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery.

The Partnership recorded total trading results including interest income totaling $(22,287,043) and expenses totaling $11,859,457, resulting in a net loss of $34,146,500 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $21.49 on December 31, 2010 to $17.14 at September 30, 2011.

The most significant trading losses were incurred within the metals markets, primarily during August and September, from long futures positions in aluminum, palladium, and copper as prices fell after continued fears of a “double dip” recession in the U.S. and Europe, along with inflationary pressures in China, spurred speculation global demand for metals may weaken. Additional losses were incurred in the metals sector during August from long futures positions in copper, aluminum, and zinc as prices declined after a report revealed U.S. manufacturing slowed more than estimated. Within the currency sector, losses were incurred primarily during August due to long positions in the Australian dollar, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Within the agricultural complex, losses were incurred primarily during September due to long futures positions in corn and soybeans as prices declines on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Losses were also recorded in this sector during June from long positions in corn and wheat futures. Within the global stock index sector, losses were incurred primarily during July due to long positions in U.S. and European equity index futures as prices fell amid concern about the European sovereign debt crisis and the U.S. debt ceiling debate. Within the energy sector, small losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern energy demand may weaken. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded in the global interest rate sector, primarily during July and August, due to long positions in European and U.S. fixed income futures as prices rose on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery.

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by  market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $130 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$1,670,652	1.28%

Interest Rate	$1,279,893	0.98%

Equity	$651,330	0.50%

Commodity	$7,516,441	5.77%

Total	$11,118,316	8.53%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$5,522,617	$1,187,372	$2,991,415

Interest Rate	$6,720,718	$910,847	$3,960,344

Equity	$4,813,555	$266,022	$1,741,474

Commodity	$10,477,239	$6,145,506	$8,842,104

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $180 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(1.32)%

Interest Rate	(0.39)

Equity	(1.51)

Commodity	(2.91)

Aggregate Value at Risk	(5.32)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.
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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 13% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.