Form 10-K
period 2011-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2012-03-29
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

(212) 296-1999
Registrant’s telephone number, including area code

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $143,272,126 at June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners for the year ended December 31, 2011	II, III, and IV

PART I

Item 1. BUSINESS

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interest”). The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”). The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”). The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is majority-

owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”). MSSB is the principal subsidiary of MSSBH. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”), PGR Capital L.P. (“PGR”), Blenheim Capital Management, L.L.C. (“Blenheim”), prior to November 30, 2011, Eclipse Capital Management, Inc. (“Eclipse”), and prior to August 31, 2011 DKR Fusion Management L.P. (“DKR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). A description of the trading activities and focus of each Trading Advisor begins on page 39 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Effective December 1, 2011, the General Partner added Aventis and PGR as trading advisors to manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the General Partner to MB Master Fund and PGR Master Fund.

Effective May 31, 2011, Morgan Stanley & Co. Incorporated changed its name to Morgan Stanley & Co. LLC.

The portion of the Partnership’s assets which is managed by Blenheim is invested as capital in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”). BHM I, LLC was formed in order to permit commodity pools operated by the General Partner and managed by Blenheim to invest together in one trading vehicle and to promote efficiency and economy in the trading process. Ceres is the trading manager of BHM I, LLC.

The General Partner, on behalf of the Partnership, has entered into a management agreement with each Trading Advisor (each, a “Management Agreement”). Each Management Agreement provides that the Trading Advisor has sole discretion in determining the investments of the assets of the Partnership allocated to the Trading Advisor by the General Partner. Pursuant to each Management Agreement, the Partnership pays each Trading Advisor a flat-rate monthly management fee and an incentive fee.

The management fee for the Partnership is accrued at a rate of 1/4 of 1% per month of net assets allocated to Blenheim on the first day of each month (a 3% annual rate), 1/12 of 1% per month of net assets allocated to PGR on the first day of each month (a 1% annual rate) and 1/12 of 1.5% per month of net assets allocated to Aventis on the first day of each month (a 1.5% annual rate).

Effective July 1, 2011, the management fee payable to Eclipse was reduced from a monthly management fee rate equal to 1/12 of 3% (a 3% annual rate) to a monthly management fee rate equal to 1/12 of 2% (a 2% annual rate). Eclipse was removed as a Trading Advisor to the Partnership effective November 30, 2011.

Effective June 1, 2011, the monthly management fee payable to DKR was reduced from a monthly management fee rate equal to 1/12 of 2% (a 2% annual rate) to a monthly management fee rate equal to 1/12 of 1.75% (a 1.75% annual rate). DKR was removed as a Trading Advisor to the Partnership effective August 31, 2011.

In addition, the Partnership pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the net assets allocated to Blenheim as of the end of each calendar month, and 20% of the trading profits experienced with respect to the net assets allocated to Aventis as of the end of each calendar quarter and 20% of the trading profits experienced with respect to the net assets allocated to PGR as of the end of each calendar year.

For the period from July 1, 2011 to November 30, 2011, the Partnership paid Eclipse a monthly incentive fee equal to 20% of the trading profits experienced with respect to the net assets allocated to Eclipse as of the end of each calendar month.

Prior to July 1, 2011, the Partnership paid Eclipse a monthly incentive fee equal 15% of the trading profits experienced with respect to the net assets allocated to Eclipse as of the end of each calendar month.

Prior to August 31, 2011, the Partnership paid DKR a monthly incentive fee equal 20% of the trading profits experienced with respect to the net assets allocated to DKR as of the end of each calendar month.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted. For all trading advisors with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

The current term of the Management Agreement with Blenheim will expire on November 30, 2012 and will renew annually unless terminated by the General Partner or the Trading Advisor. The current term of the Management Agreement with PGR will expire on June 30, 2012 and will renew annually unless terminated by the General Partner or the Trading Advisor. The current term of the Management Agreement with Aventis will expire on June 30, 2012 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each Management Agreement may be terminated upon notice by either party.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $21.49 and returned (25.5)% to $16.02 per Unit on December 31, 2011. For a more detailed description of the Partnership’s business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards and options on such contracts pursuant to trading instructions provided by the Trading Advisors. See Item 1(a) and (b) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting party and trades futures, forwards and options on such contracts on non-U.S. exchanges.

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

Current limited partners of the Partnership are advised that effective December 1, 2008, the General Partner no longer accepts any subscriptions for investments in the Partnership or any exchanges in from other Spectrum Series partnerships for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

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

Item 3. LEGAL PROCEEDINGS

General

The Partnership is not engaged in any legal or arbitration proceedings and no legal or arbitration proceedings are known to be pending or threatened by or against the Partnership. During the five years preceding the date of this Memorandum, there have been (other than as described below) no administrative, civil or criminal actions pending, on appeal or concluded against Morgan Stanley, Morgan Stanley Smith Barney, the General Partner, MS & Co., MSIP, Morgan Stanley Dean Witter, Inc. (“MSDW”), MSCG or any of their respective affiliates or principals which the General Partner believes would be material to an investor’s decision to invest in the Partnership. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Effective on or about April 1, 2007 MSDW was merged into MS & Co., which has assumed all of the responsibilities of MSDW. For purposes of clarity, however, MSDW’s litigation disclosure will be retained and listed separately, in relevant part, until the fifth anniversary of the date of each specific disclosure item in the MSDW sub-section.

Morgan Stanley DW Inc.

On September 27, 2007, FINRA announced that MS & Co., on behalf of itself and as successor to MSDW, entered into a Letter of Acceptance, Waiver and Consent to resolve charges filed by FINRA on December 19, 2006. In the Letter of Acceptance, Waiver and Consent, FINRA found that, among other things, MS & Co. provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The Letter of Acceptance, Waiver and Consent also included findings that MS & Co. failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that MS & Co. violated Section 17(a) of the Exchange Act and Rule 17a-4 thereunder, FINRA Conduct Rules 2110, 3010 (a) and (b) and 3110, FINRA Procedural Rule 8210 and Interpretative Material 10100 under the FINRA Code of Arbitration Procedure. In the settlement, MS & Co. neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of MS & Co. In addition, MS & Co. was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to MS & Co.’s retail brokerage operations.

On October 10, 2007, MS & Co., on behalf of itself and as successor to MSDW, became the subject of an Order Instituting Administrative And Cease-And-Desist Proceedings by the SEC. The Order found that from as early as 2000 until 2006, MS & Co. failed to provide to its customers accurate and complete written trade confirmations for certain fixed income securities in violation of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act and Rule G-15 of the Municipal Securities Rulemaking Board (MSRB). The Order censured MS & Co., ordered it to cease and desist from committing or causing any violations and any future violations of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act, and MSRB Rule G-15, ordered MS & Co. to pay a $7.5 million penalty, and to retain an independent consultant to review MS & Co.’s policies and procedures. MS & Co. consented to the issuance of the Order without admitting or denying any of the SEC’s findings, except as to the SEC’s jurisdiction over the matter.

The Company

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters. The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

Class Actions. Beginning in December 2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, which is styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. The consolidated complaint alleges, among other things, that the Company’s common stock was not a prudent investment and that risks associated with its common stock and its financial condition were not adequately disclosed. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On December 9, 2009, the court denied defendants’ motion to dismiss the consolidated complaint.

On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the SDNY asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under ERISA. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On July 20, 2011, plaintiffs filed an amended complaint and on October 28, 2011, defendants filed a motion to dismiss the amended complaint.

On February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming the Company and certain present and former senior executives as defendants and asserting claims for violations of the securities laws. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is currently pending in the SDNY. Subject to certain exclusions, the amended complaint asserts claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On April 27, 2009, the Company filed a motion to dismiss the amended complaint. On April 4, 2011, the court granted defendants’ motion to dismiss and granted plaintiffs leave to file an amended complaint with respect to certain of their allegations. On June 9, 2011, plaintiffs filed a second amended complaint in response to the court’s order of April 4, 2011. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. This case, which was consolidated with an earlier lawsuit and is currently styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation, is pending in the SDNY. On August 17, 2010, the court dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purported to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The second amended complaint asserted claims under Sections 11, 12 and 15 of the Securities Act, and alleged, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On September 15, 2011, the court granted in part and denied in part the defendants’ motion to dismiss and granted the plaintiffs’ request to file another amended complaint. On September 29, 2011, the defendants moved for reconsideration of a portion of the court’s decision partially denying the motion to dismiss. On September 30, 2011, the plaintiffs filed a third amended complaint purporting to bring claims on behalf of a class of investors who purchased approximately $2.7 billion of mortgage pass through certificates issued in 2006 by five trusts. The defendants moved to dismiss the third amended complaint on October 17, 2011.

Beginning in 2007, the Company was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act, related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain non-Morgan Stanley related entities that have been exposed to subprime and other mortgage-related losses. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued or sponsored the securities and mortgage pass through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In Re Washington Mutual, Inc. Securities Litigation, In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers or sponsors (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. On September 23, 2011, a group of underwriter defendants, including the Company, reached an agreement in principle with the class plaintiffs to settle the litigation. On December 15, 2011, the Court presiding over this action issued an order preliminarily approving the settlement. The settlement hearing is currently scheduled for April 12, 2012.

In re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. The Company underwrote over $1.4 billion of the principal amount of the offerings originally at issue. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint. The Company underwrote approximately $46 million of the principal amount of the offerings at issue following the court’s June 21, 2010 decision. On May 17, 2010, certain putative plaintiffs filed a motion to intervene in the litigation in order to assert claims related to additional offerings. The principal amount of the additional offerings underwritten by the Company is approximately $1.2 billion. On June 21, 2011, the Company successfully opposed the motion to add the additional plaintiffs as to the Company. On July 20, 2011 and July 21, 2011, certain of the additional plaintiffs filed appeals in the United States Court of Appeals for the Second Circuit. The Company is opposing the appeals.

Luther, et al. v. Countrywide Financial Corporation, et al., pending in the Superior Court of the State of California, involves claims related to the Company’s role as an underwriter of various residential mortgage backed securities offerings issued by affiliates of Countrywide Financial Corporation. The amended complaint includes allegations that the registration statements and the offering documents contained false and misleading statements about the residential mortgage loans backing the securities. The Company underwrote approximately $6.3 billion of the principal amount of the offerings at issue. On January 6, 2010, the Court dismissed the case for lack of subject matter jurisdiction. On May 18, 2011, a California court of appeals reversed the dismissal and reinstated the complaint. On December 19, 2011, defendants moved to dismiss the complaint. On February 3, 2012, defendants moved to stay the case pending resolution of a securities class action brought by the same plaintiffs, styled Maine State Retirement System v. Countrywide Financial Corporation, et al., in the United States District Court for the Central District of California.

Other Litigation. On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the SIV.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO, which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 25, 2011, the court issued an order denying the Company’s motion for summary judgment and granting Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a final judgment against the Company for approximately $269 million plus post-judgment interest, and the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which appeal is now pending.

On December 14, 2009, Central Mortgage Company (“CMC”) filed a complaint against the Company, in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the Court of Chancery of the State of Delaware. The complaint alleged that that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that CMC, as servicer, was required to repurchase from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). On November 4, 2011, CMC filed an amended complaint adding claims related to its purchase of servicing rights in connection with approximately $4.1 billion of residential loans deposited into RMBS trusts sponsored by the Company. The amended complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement. On January 9, 2012, the Company moved to dismiss the amended complaint.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al.,

respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On April 18, 2011, defendants in these actions filed an omnibus demurrer and motion to strike the amended complaints. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.

On June 10, 2010, the Company was named as a new defendant in a pre-existing purported class action related to securities issued by a SIV called Rhinebridge plc (“Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. and is pending in the SDNY. The complaint asserts claims for common law fraud and aiding and abetting common law fraud and alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On July 15, 2010, the Company moved to dismiss the complaint. That motion was denied on October 29, 2010. On December 27, 2011, the court permitted plaintiffs to amend their complaint and assert causes of action for negligence, negligent misrepresentation, and breach of fiduciary duty against the Company. The amended complaint was filed on January 10, 2012 and the Company moved to dismiss the negligence, negligent misrepresentation, and breach of fiduciary duty claims on January 31, 2012. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. While reserving their ability to act otherwise, plaintiffs have indicated that they do not currently plan to file a motion for class certification. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On February 11, 2011, Cambridge Place Investment Management Inc. filed a second complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts also styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of clients of plaintiff’s affiliates, and alleges that the defendants made untrue statements and material omissions in selling certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint. On February 28, 2011, the Court denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the Company’s motion to dismiss.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the Court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending. On September 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. On December 1, 2011, defendants filed a demurrer to the amended complaint, which demurrer is currently pending.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $550 million. The complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts, and on June 22, 2011, plaintiff filed a motion to remand the case back to state court.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in New York State Supreme Court styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On September 9, 2011, plaintiffs filed an amended complaint. On October 14, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. General Electric Company et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $549 million. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY and on November 7, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each is styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleges that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raise claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of the State of New York styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. The complaint alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $556 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of the State of New York styled Dexia SA/NV et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $680 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Company in the Supreme Court of the State of New York styled Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiff by the Company was approximately $486 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

Other Matters. On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, CDOs and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law Firm”), which is purportedly representing a group of investment advisers and holders of mortgage pass through certificates issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserted that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleged generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleged generally that there is evidence suggesting that the Company has failed prudently to service mortgage loans in these trusts. On January 31, 2012, the Law Firm announced that its clients hold over 25% of the voting rights in 69 RMBS trusts securing over $25 billion of

RMBS sponsored or underwritten by the Company, and that its clients had issued instructions to the trustees of these trusts to open investigations into allegedly ineligible mortgages held by these trusts. The Law Firm’s press release also indicated that the Law Firm’s clients anticipate that they may provide additional instructions to the trustees, as needed, to further the investigations.

Shareholder Derivative Matter.

On February 11, 2010, a shareholder derivative complaint styled Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al. was filed in the Supreme Court of the State of New York. The complaint is purportedly for the benefit of the Company, and is brought against certain current and former directors and officers of the Company, to recover damages for alleged acts of corporate waste, breaches of the duty of loyalty, and unjust enrichment based on the amount of compensation awarded to an undefined group of employees for fiscal years 2006, 2007 and 2009. The complaint seeks, among other relief, unspecified compensatory damages, restitution and disgorgement of compensation, benefits and profits, and institution of certain corporate governance reforms. On December 9, 2010, the court granted defendants’ motion to dismiss the complaint and on February 4, 2011, plaintiffs noticed an appeal of that dismissal, which appeal is pending.

China Matter.

As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appear to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and is cooperating with investigations by the United States Department of Justice and the SEC.

The following matters were terminated during the quarter ended December 31, 2011:

In Re Washington Mutual, Inc. Securities Litigation, which had been pending in the United States District Court for the Western District of Washington, involved claims under the Securities Act related to three offerings by Washington Mutual Inc. in 2006 and 2007. The Company was one of several underwriters who participated in the offerings. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court. On November 4, 2011, a final settlement among the parties was approved by the court.

Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al., which had been pending in the SDNY, involved claims for common law fraud and unjust enrichment against the Company related to the Libertas III CDO. On November 3, 2011, the Court dismissed the action with prejudice.

MBIA Insurance Corporation v. Morgan Stanley, et al. which had been pending in New York Supreme Court, Westchester County, involved claims for fraud, breach of contract and unjust enrichment against the Company related to MBIA Insurance Corporation’s (“MBIA’s”) contract to insure approximately $223 million of residential mortgage pass through certificates related a second lien securitization sponsored by the Company in June 2007. On December 13, 2011, the Company and MBIA entered into an agreement to settle this litigation and to resolve certain claims that the Company had against MBIA.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at December 31, 2011, was approximately 10,291.

(c)	Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits.

(d)	Underwriter. The managing underwriter for the Partnership was MS&Co.

(e)	Use of Proceeds. All Units remaining unsold after the November 30, 2008 closing were deregistered with the SEC effective January 23, 2009.

Item 6. SELECTED FINANCIAL DATA (in dollars)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	$	$	$	$	$
Total Trading Results including interest income	(27,934,884)	37,211,922	20,047,787	32,407,006	29,973,247
Net Income (Loss)	(42,585,071)	19,548,475	1,772,538	9,984,617	10,569,477
Net Income Per Unit (Limited & General Partners)	(5.47)	2.36	0.31	0.81	0.86
Total Assets	119,284,434	185,387,360	188,509,800	225,122,952	220,309,736
Total Limited Partners’ Capital	115,518,403	177,594,148	178,420,459	212,696,497	213,167,590
Net Asset Value Per Unit	16.02	21.49	19.13	18.82	18.01

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2011, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 6.16%; Currency 30.38%; Equity 4.05%; and Commodity 59.41%.

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

Blenheim trades its Global Markets Strategy — Futures/FX on behalf of the Partnership. The objective of the Global Markets Strategy is to capture substantial profits through the establishment of risk-controlled, strategic investment positions in markets where Blenheim has identified an unsustainable level of market disequilibrium that has not been reflected in the current market price. The essence of Blenheim’s trading approach is its ability to use discretion in formulating the most effective mix of trading methodologies, investment vehicles, and markets to maintain performance objectives. As trading opportunities are identified, Blenheim analyzes potential trading applications in order to achieve maximum capital appreciation with prudent risk management procedures.

Aventis trades its Aventis Barbarian Program on behalf of the Partnership. The Aventis Barbarian Program is based on an ensemble of three discretionary subprograms: spreads, flat price directional, and options trading. This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity. It will also include supply and demand of the pit, (i.e., discovery of over bought and over sold conditions).

PGR trades its PGR Mayfair Program on behalf of the Partnership. PGR’s futures investment program seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending December 31, 2011, and December 31, 2010, respectively, and the change during the applicable period.

Trading Advisor	Allocations as of December 31, 2011 (%)	Allocations as of December 31, 2010 (%)	Allocations as of December 31, 2011($)	Allocations as of December 31, 2010 ($)	Change during the period
Blenheim	84.69%	49.41%	98,895,292	88,698,641	11.50%
Eclipse	—	19.44%	—	34,900,031	—
PGR	7.80%	—	9,103,138	—	—
Aventis	7.51%	—	8,776,095	—	—
DKR	—	31.15%	—	55,911,884	—

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2011, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Unrealized appreciation (depreciation) on investment” in BHM I, LLC, PGR Master Fund and MB Master Fund, respectively, for open (unrealized) contracts, and recorded as “Net realized trading profit (loss)” and “Realized gain (loss) on investment in BHM I, LLC” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(27,934,884) and expenses totaling $14,650,187, resulting in a net loss of $42,585,071 for the year ended December 31, 2011. The Partnership’s net asset value per Unit decreased from $21.49 at December 31, 2010, to $16.02 at December 31, 2011. Total redemptions for the year were $20,150,960, and the Partnership’s ending capital was $116,774,525 at December 31, 2011, a decrease of $62,736,031 from ending capital at December 31, 2010, of $179,510,556.

The most significant trading losses during the year were recorded within the metals markets, primarily during August and September. During August and September, long futures positions in aluminum, palladium, and copper resulted in losses as prices fell after continued fears of a “double dip” recession in the U.S. and Europe, along with inflationary pressures in China, spurred speculation global demand for metals may weaken. Additional losses were incurred in the metals sector during August from long futures positions in copper, aluminum, and zinc as prices declined after a report revealed U.S. manufacturing slowed more than estimated. Further losses were incurred during November from long futures positions in aluminum and palladium as prices fell on concern that U.S. lawmakers may fail to agree on budget cuts and European leaders may struggle to contain the region’s sovereign debt crisis, thereby eroding prospects for metal demand. Within the currency markets, losses were incurred in August from long positions in the Australian dollar, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Further losses were incurred during May from futures positions in the New Zealand dollar and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Additionally, losses were incurred in March from long positions in the Japanese yen versus the U.S. dollar and short positions in the euro versus the Japanese yen as the value of the Japanese yen moved lower relative to these currencies amid speculation that fires and aftershocks from the major earthquake and tsunami in Japan might hamper efforts to contain radiation at crippled nuclear power plants. Within the agricultural sector, losses were incurred primarily during September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Within the global stock index markets, losses were incurred primarily in July from long positions in U.S. and European equity index futures as prices fell amid concern about the European sovereign debt crisis and the U.S. debt ceiling debate. Lastly, small losses were incurred within the energy sector, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower on speculation that a weakening global economy may lead to reduced energy demand. Additionally, losses were experienced due to short positions in natural gas futures as prices rose near the end of June on forecasts of above-average temperatures in the U.S. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rate sector primarily during July, August, and September from long positions in European and U.S. fixed income futures as prices rose on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery.

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

For an analysis of unrealized gains and (losses) by contract type and a further description of 2011 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2011, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

In addition to the Trading Advisors’ internal controls, the Trading Advisors must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisors and Ceres monitor the Partnership’s trading activities to ensure compliance with the trading policies and Ceres can require the Trading Advisors to modify positions of the Partnership if Ceres believes they violate the Partnership’s trading policies.

Credit Risk.

In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

Ceres deals with these credit risks of the Partnership in several ways. First, Ceres monitors the Partnership’s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership’s net margin requirements for all of its existing open positions, and Ceres has installed a system which permits it to monitor the Partnership’s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership’s margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges. Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Ceres deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2011, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 — unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted market prices for similar investments, interest rates, and credit risk); and Level 3 — unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	—	101,259,072	n/a	101,259,072
Investment in PGR Master Fund	—	9,193,011	n/a	9,193,011
Investment in MB Master Fund	—	8,832,023	n/a	8,832,023
Futures	—	—	n/a	—
Forwards	—	—	n/a	—

Total Assets	—	119,284,106	n/a	119,284,106

Liabilities
Futures	—	—	n/a	—
Forwards	—	—	n/a	—

Total Liabilities	—	—	n/a	—

Unrealized currency loss				—

*Net fair value	—	119,284,106	n/a	119,284,106

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	—	89,755,278	n/a	89,755,278
Futures	8,219,189	—	n/a	8,219,189
Forwards	—	1,135,107	n/a	1,135,107

Total Assets	8,219,189	90,890,385	n/a	99,109,574

Liabilities
Futures	1,012,806	—	n/a	1,012,806
Forwards	—	661,089	n/a	661,089

Total Liabilities	1,012,806	661,089	n/a	1,673,895

Unrealized currency loss				(702,638)

*Net fair value	7,206,383	90,229,296	n/a	96,733,041

*	This amount comprises of the “Total net unrealized gain on open contracts” and Investments on the Statements of Financial Condition.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund

Effective December 1, 2011, the Partnership invested a portion of its assets in MB Master Fund and PGR Master Fund. The Partnership’s investment in MB Master Fund and PGR Master Fund represents approximately 7.6% and 7.9%, respectively, of the net asset value of the Partnership as of December 31, 2011.

In addition, the Partnership invests a portion of its assets in BHM I, LLC. The Partnership’s investment in BHM I, LLC represents approximately 86.7% and 50.0% of the net asset value of the Partnership at December 31, 2011 and 2010 respectively:

Summarized information for the Partnership’s investment in BHM I, LLC as of December 31, 2011 and 2010, and MB Master Fund and PGR Master Fund as of December 31, 2011 is as follows:

December 31, 2011

Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	86.7	101,259,072	(22,304,564)	n/a	n/a	n/a
PGR Master Fund	7.9	9,193,011	240,600	n/a	n/a	n/a
MB Master Fund	7.6	8,832,023	(120,388)	n/a	n/a	n/a

December 31, 2010

Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	50.0	89,755,278	18,201,217	n/a	n/a	n/a

The Partnership does not directly pay BHM I, LLC, PGR Master Fund and MB Master Fund for its pro rata portion of incentive, management and administrative fees. Such fees are directly paid by the Partnership to the respective parties.

For BHM I, LLC, PGR Master Fund and MB Master Fund contributions and withdrawals are permitted on a monthly basis.

As of December 31, 2011 and 2010, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

The tables below represent summarized Income Statement information for BHM I, LLC for the years ended December 31, 2011, 2010 and 2009, respectively, and PGR Master Fund and MB Master Fund for the year ended December 31, 2011 to meet the requirements of Regulation S-X rule 3-09, as follows:

December 31, 2011	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$

BHM I, LLC	(53,603)	(7,089,593)	(100,575,804)	(107,665,397)
PGR Master Fund	8,507	(110,281)	2,276,086	2,165,805
MB Master Fund	963	(325,546)	438,595	113,049

December 31, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$

BHM I, LLC	(8,738)	(4,238,014)	34,087,359	29,849,345

December 31, 2009	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$

BHM I, LLC	22,591	(2,554,661)	49,563,805	47,009,144

Derivatives and Hedging.

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the average number of contracts outstanding in absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

As of December 31, 2011, approximately 86% of the Partnership’s total investments through investments in underlying funds are futures contracts which are exchange-traded while approximately 14% are forward contracts which are off-exchange traded.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	—	—	—	—	—	752
Equity	—	—	—	—	—	328
Foreign currency	—	—	—	—	—	6,514
Interest rate	—	—	—	—	—	2,260

Total	—	—	—	—	—

Unrealized currency loss					—

Total net unrealized loss on open contracts					—

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain (Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	5,438,627	(578,645)	—	(22,080)	4,837,902	1,039
Equity	514,170	(173,758)	—	—	340,412	520
Foreign currency	2,511,732	(63,941)	444,352	(597,164)	2,294,979	7,956
Interest rate	249,809	(32,197)	195,622	(206,126)	207,108	3,216

Total	8,714,338	(848,541)	639,974	(825,370)	7,680,401

Unrealized currency loss					(702,638)

Total net unrealized gain on open contracts					6,977,763

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	—	15
Options written	—	15

The following tables summarize the net trading results of the Partnership for the years ended December 31, 2011, 2010 and 2009, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	(18,052,648)
Equity	(2,778,840)
Foreign currency	(14,779,073)
Interest rate	7,707,782
Unrealized currency loss	(86,013)

Total	(27,988,792)

Line Items on the Statements of Income and Expenses for the year ended December 31, 2011:

Trading Results	$

Net Realized	2,750,625
Net change in unrealized	(8,555,065)
Realized loss on investment in BHM I, LLC	(958,118)
Unrealized depreciation on investment in BHM I, LLC	(21,346,446)
Unrealized appreciation on investment in PGR Master Fund	240,600
Unrealized depreciation on investment in MB Master Fund	(120,388)

Total Trading Results	(27,988,792)

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	27,847,302
Equity	1,553,897
Foreign currency	1,814,321
Interest rate	5,580,325
Unrealized currency gain	47,508
Proceeds from Litigation	220,755

Total	37,064,108

Line Items on the Statements of Income and Expenses for the year ended December 31, 2010:

Trading Results	$

Net Realized	11,512,792
Net change in unrealized	7,129,344
Realized gain on investment in BHM I, LLC	1,679,125
Unrealized appreciation on investment in BHM I, LLC	16,522,092
Proceeds from Litigation	220,755

Total Trading Results	37,064,108

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	25,868,905
Equity	(3,666,716)
Foreign currency	(9,779,702)
Interest rate	7,433,549
Unrealized currency gain	42,279

Total	19,898,315

Line Items on the Statements of Income and Expenses for the year ended December 31, 2009:

Trading Results	$

Net Realized	(15,530,111)
Net change in unrealized	(1,945,071)
Realized gain on investment in BHM I, LLC	1,148,140
Unrealized appreciation on investment in BHM I, LLC	36,225,357

Total Trading Results	19,898,315

Other Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

Subsequent Events

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model took into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive. The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generated a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

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

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its VaR. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2011 and the highest, lowest and average values during the twelve months ended December 31, 2011. All open position trading risk exposure of the Partnership have been included in calculating the figures set forth below. As of December 31, 2011 the Partnership’s total capitalization was approximately $117 million.

Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$2,812,309	2.41%
Interest Rate	570,216	0.49%
Equity	375,308	0.32%
Commodity	5,499,718	4.71%

Total	$9,257,551	7.93%

	Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*

Currency	$3,140,576	$413,677	$1,775,895

Interest Rate	$6,720,718	$88,183	$1,751,695

Equity	$4,813,555	—	$1,024,858

Commodity	$10,477,239	$2,758,917	$6,387,716

*	Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010. At December 31, 2010, the Partnership’s total capitalization was approximately $180 million.

Primary Market Risk Category	December 31, 2010 VaR

Equity	(1.51)%

Currency	(1.32)

Interest Rate	(0.39)

Commodity	(2.91)

Aggregate Value at Risk	(5.32)%

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

The table below supplements the December 31, 2010 VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at December 31, 2011 and market risk exposure on an aggregate basis at December 31, 2010, and for the four quarter-end reporting periods during calendar years 2011 and 2010. VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of December 31, 2011, such amount is equal to approximately 0% of the Partnership‘s net asset value. A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2011 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2011 the Partnership’s primary exposures were in the DAX (Germany), Nikkei 225 (Japan), SPI 200 (Australia), and NASDAQ 100 (U.S.) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Commodity.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2011.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, and cotton accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2011.

Metals. The Partnership’s primary metal market exposure as of December 31, 2011 was to fluctuations in the price of copper, aluminum, palladium, and platinum.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership’s Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

Quarter Ended	Total Trading Results including interest income	Net Income/(Loss)	Net Income/ (Loss) Per Unit

2011
March 31	$(3,741,240)	$(8,837,172)	$(1.08)
June 30	(11,088,443)	(14,664,182)	(1.86)
September 30	(7,457,360)	(10,645,146)	(1.41)
December 31	(5,647,841)	(8,438,571)	(1.12)

Total	$(27,934,884)	$(42,585,071)	$(5.47)

2010
March 31	$996,903	$(3,296,848)	$(0.35)
June 30	(11,845,415)	(15,697,511)	(1.72)
September 30	21,018,952	17,653,904	2.00
December 31	27,041,482	20,888,930	2.43

Total	$37,211,922	$19,548,475	$2.36

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

Ceres is responsible for the management of the Partnership.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Ceres; and

•

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2011.

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

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer, Principal Accounting Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley

Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011,

Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February

1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2011, were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley or MSSB and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ourcommitment/codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11. EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners — At December 31, 2011, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management — At December 31, 2011, Ceres owned 78,414.692 Units of general partnership interest, representing a 1.08 percent interest in the Partnership.

(c) Changes in Control — None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to Note 2 — “Summary of Significant Accounting Policies”, Note 4 — “Related Party Transactions”, and Note 5 — “Trading Advisors” of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2011, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $9,254,864 for the year ended December 31, 2011.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS&Co. on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2011.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $71,837 for the year ended December 31, 2011, and $83,962 for the year ended December 31, 2010.

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay D&T any amounts in 2011 and 2010 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2011, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

Report of Deloitte & Touche LLP, independent registered public accounting firm.

Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2011 and 2010.

Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009.

Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2011, is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 29, 2012	By:	/s/ Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/ Walter Davis	March 29, 2012
Walter Davis, President, Director

	/s/ Brian Centner	March 29, 2012
Brian Centner, Chief Financial Officer, Principal Accounting Officer

	/s/ Ian Bernstein	March 29, 2012
Ian Bernstein, Director

	/s/ Alper Daglioglu	March 29, 2012
Alper Daglioglu, Director

	/s/ Patrick T. Egan	March 29, 2012
Patrick T. Egan, Director

	/s/ Harry Handler	March 29, 2012
Harry Handler, Director

	/s/ Douglas J. Ketterer	March 29, 2012
Douglas J. Ketterer, Director

	/s/ Colbert Narcisse	March 29, 2012
Colbert Narcisse, Director

EXHIBIT INDEX

ITEM

3.01	Form of Amended and Restated Limited Partnership Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

3.01(a)	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of the Partnership, dated May 31, 2009, is incorporated by reference to Exhibit 3.01(a) of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on June 4, 2009.

3.02	Certificate of Limited Partnership, dated April 18, 1994, is incorporated by reference to Exhibit 3.02 of the Partnership’s Registration Statement on Form S-1 (File No. 33-80146) filed with the Securities and Exchange Commission on June 10, 1994.

3.03	Certificate of Amendment of Certificate of Limited Partnership, dated April 6, 1999 (changing its name from Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.04 of the Partnership’s Registration Statement (File No. 333-3222) filed with the Securities and Exchange Commission on April 12, 1999.

3.04	Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

3.05	Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009, (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference to Exhibit 3.05 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on June 4, 2009.

3.06	Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Spectrum Strategic L.P. to Morgan Stanley Smith Barney Spectrum Strategic L.P.), is incorporated by reference to Exhibit 3.06 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on October 5, 2009.

10.02	Management Agreement, dated as of November 1, 1994, among the Partnership, the General Partner, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-K (File No. 0-26280) for fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

E-1

10.02(a)	Amendment to the Management Agreement, among the Partnership, the General Partner, and Blenheim Investments, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on April 25, 2001.

10.06	Management Agreement by and among the Partnership, the General Partner and Aventis Asset Management, LLC, dated as of December 1, 2011, is incorporated by reference to Exhibit 10.06 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on December 6, 2011.

10.07	Management Agreement by and among the Partnership, the General Partner and PGR Capital LLP dated as of December 1, 2011, is incorporated by reference to Exhibit 10.07 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on December 6, 2011.

10.11	Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus, dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on May 8, 2008.

10.13	Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, the General Partner, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on July 31, 2007.

10.14	Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to Exhibit C of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

10.15	Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW, dated as of October 16, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.15(a)	Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.15(a) of the Partnership’s Form 10-Q (File No. 0-26280) filed with the Securities and Exchange Commission on August 15, 2005.

10.16	Commodity Futures Customer Agreement between MS&Co. and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

E-2

10.17	Customer Agreement between the Partnership and MSIP, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.18	Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.19	Securities Account Control Agreement between the Partnership and MS&Co., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.20	Foreign Exchange and Options Master Agreement between Morgan Stanley Capital Group Inc. and the Partnership, dated as of September 27, 2004, is incorporated by reference to Exhibit 10.20 of the Partnership’s Form 10-Q (File No. 0-26280) for the quarterly period ended September 30, 2004, and filed with the Securities and Exchange Commission on November 15, 2004.

13.01	December 31, 2011 Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	December 31, 2011, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

^	Submitted electronically herewith.

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

E-3