Form 10-Q
period 2012-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2012-05-14
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011	3

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	4

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	5

	Notes to Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-34

Item 4.	Controls and Procedures	35-36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 4.	Mine Safety Disclosures	37

Item 6.	Exhibits	37-38

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Investments:
Investment in BHM I, LLC (cost $44,936,526 and $55,017,097, respectively)	95,252,738	101,259,072
Investment in MB Master Fund (cost $8,787,826 and $8,952,411, respectively)	8,773,633	8,832,023
Investment in PGR Master Fund (cost $8,754,957 and $8,952,411 respectively)	8,592,050	9,193,011

Total Investments	112,618,421	119,284,106

Interest receivable (MSSB)	6,157	328

Total Assets	112,624,578	119,284,434

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,617,982	1,603,104
Accrued brokerage fees (MS&Co.)	577,883	596,827
Accrued management fees	263,346	272,302
Accrued incentive fee	–	37,676

Total Liabilities	2,459,211	2,509,909

Partners’ Capital:

Limited Partners (6,739,285.242 and 7,211,352.161 Units, respectively)	108,898,285	115,518,403
General Partner (78,414.692 and 78,414.692 Units, respectively)	1,267,082	1,256,122

Total Partners’ Capital	110,165,367	116,774,525

Total Liabilities and Partners’ Capital	112,624,578	119,284,434

NET ASSET VALUE PER UNIT	16.16	16.02

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2012 (Unaudited) and December 31, 2011

As of March 31, 2012 and December 31, 2011 the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	12,233	39,749

EXPENSES
Brokerage fees (MS&Co.)	1,753,078	2,687,088
Management fees	798,985	1,208,441
Incentive fee	–	1,200,403

Total Expenses	2,552,063	5,095,932

NET INVESTMENT LOSS	(2,539,830)	(5,056,183)

TRADING RESULTS
Trading profit (loss):
Net realized	–	3,689,641
Net change in unrealized	–	(9,963,175)
Realized gain (loss) on investment in BHM I, LLC	(34,924)	25,527
Realized gain on investment in MB Master Fund	664	–
Realized loss on investment in PGR Master Fund	(3,014)	–
Unrealized appreciation on investment in BHM I, LLC	4,074,237	2,467,018
Unrealized appreciation on investment in MB Master Fund	106,195	–
Unrealized depreciation on investment in PGR Master Fund	(403,507)	–

Total Trading Results	3,739,651	(3,780,989)

NET INCOME (LOSS)	1,199,821	(8,837,172)

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,188,861	(8,741,010)
General Partner	10,960	(96,162)

NET INCOME (LOSS) PER UNIT*

Limited Partners	0.14	(1.08)
General Partner	0.14	(1.08)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	7,138,967.965	8,279,540.640

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2011	7,289,766.853	115,518,403	1,256,122	116,774,525

Net Income	–	1,188,861	10,960	1,199,821

Redemptions	(472,066.919)	(7,808,979)	–	(7,808,979)

Partners’ Capital,
March 31, 2012	6,817,699.934	108,898,285	1,267,082	110,165,367

Partners’ Capital,
December 31, 2010	8,352,365.929	177,594,148	1,916,408	179,510,556

Net Loss	–	(8,741,010)	(96,162)	(8,837,172)

Redemptions	(224,124.248)	(4,745,573)	–	(4,745,573)

Partners’ Capital,
March 31, 2011	8,128,241.681	164,107,565	1,820,246	165,927,811

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Morgan Stanley Smith Barney Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.   MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blenheim, Aventis and PGR manage the assets of the Partnership through its investments in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively (collectively, “the Funds”).  Ceres is a trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

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

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                                            For the Quarters Ended March 31,

	2012	2011
Per Unit Operating Performance:
Net asset value, January 1:	$ 16.02	$ 21.49

Interest Income	– (3)	– (3)
Expenses	(0.36)	(0.62)
Realized/Unrealized Income (Loss) (1)	0.50	(0.46) (4)
Net Income (Loss)	0.14	(1.08)

Net asset value, March 31:	$ 16.16	$ 20.41

Ratios to average net assets:
Net Investment Loss (2)	(8.9)%	(9.6)%
Expenses before Incentive Fees (2)	9.0%	9.0%
Expenses after Incentive Fees (2)	9.0%	9.7%
Net Income (Loss) (2)	4.2%	(18.4) %
Total return before incentive fees	0.9%	(4.3)%
Total return after incentive fees	0.9%	(5.0)%

   (1) Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

   (4) These amounts have been reclassified from the prior year financial statements to conform to the current year presentation.
       Specifically, realized and unrealized income (loss) per Unit amounts were combined in 2011 Financial Highlights presentation.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Subsequent to December 1, 2011, the Partnership trades futures and forwards through its investment in the Funds.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in affiliated underlying funds.  Relevant authoritative guidance permits, as a practical expedient, the Partnership to measure the fair value of their investments in affiliated underlying funds on the basis of the net asset value per share of such investments (or the equivalent) if the net asset value per share of such investments (or the equivalent) is calculated in a manner consistent with the measurement principles of applicable authoritative guidance as of the Partnership’s reporting date.  The fair value of each affiliated underlying fund is based on the information provided by the affiliated underlying fund which reflects the Partnership’s share of the fair value of the net assets of the affiliated underlying fund (i.e., the practical expedient is used).

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Derivatives and Hedging
As of March 31, 2012 and December 31, 2011, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	3,569,631
Equity	420,783
Foreign currency	251,783
Interest rate	(502,546)
Total	3,739,651

Line Item on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Realized loss on investments in BHM I, LLC	(34,924)
Realized gain on investment in MB Master Fund	664
Realized loss on investment in PGR Master Fund	(3,014)
Unrealized appreciation on investment in BHM I, LLC	4,074,237
Unrealized appreciation on investment in MB Master Fund	106,195
Unrealized depreciation on investment in PGR Master Fund	(403,507)
Total Trading Results	3,739,651

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011 included in Total Trading Results:

Type of Instrument	$

Commodity	5,039,816
Equity	1,907,733
Foreign currency	(6,534,295)
Interest rate	(4,247,639)
Unrealized currency loss	53,396
Total	(3,780,989)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Item on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	3,689,641
Net change in unrealized	(9,963,175)
Realized gain on investment in BHM I, LLC	25,527
Unrealized appreciation on investment in BHM I, LLC	2,467,018
Total Trading Results	(3,780,989)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	95,252,738	n/a	95,252,738
Investment in PGR Master Fund	–	8,592,050	n/a	8,592,050
Investment in MB Master Fund	–	8,773,633	n/a	8,773,633
Total Assets	–	112,618,421	n/a	112,618,421

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	101,259,072	n/a	101,259,072
Investment in PGR Master Fund	–	9,193,011	n/a	9,193,011
Investment in MB Master Fund	–	8,832,023	n/a	8,832,023
Total Assets	–	119,284,106	n/a	119,284,106

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 86.5% and 86.7%, for BHM I, LLC, 8.0% and 7.6% for MB Master Fund, and 7.8% and 7.9% for PGR Master Fund respectively, of the net asset value of the Partnership at March 31, 2012 and December 31, 2011, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the three months ended March 31, 2012 and 2011, respectively, and MB Master Fund and PGR Master Fund for the three months ended March 31, 2012, respectively in accordance with Rule 3-09 of Regulation S-X as follows:
For the Three Months Ended March 31, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(10,662)	(2,179,897)	18,150,632	15,970,735
MB Master Fund	2,611	(129,291)	471,064	341,773
PGR Master Fund	4,912	(26,356)	(2,266,066)	(2,292,422)

For the Three Months Ended March 31, 2011	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	649	(1,206,174)	4,212,767	3,006,593

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

8.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 12.16%, Currency 21.02%; Equity 5.47%; and Commodity 61.36%.

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

As of March 31, 2012, approximately 83.93% of the Partnership’s total investments through investments in underlying funds are futures contracts which are exchange-traded while approximately 16.07% are forward contracts which are off-exchange traded.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  Blenheim trades its Global Markets Strategy—Futures/FX on behalf of the Partnership.  The objective of the Global Markets Strategy is to capture substantial profits through the establishment of risk-controlled, strategic investment positions in markets where Blenheim has identified an unsustainable level of market disequilibrium that has not been reflected in the current market price. The essence of Blenheim’s trading approach is its ability to use discretion in formulating the most effective mix of trading methodologies, investment vehicles, and markets to maintain performance objectives. As trading opportunities are identified, Blenheim analyzes potential trading applications in order to achieve maximum capital appreciation with prudent risk management procedures.

Aventis trades its Aventis Barbarian Program on behalf of the Partnership.  The Aventis Barbarian Program is based on an ensemble of three discretionary subprograms: spreads, flat price directional, and options trading.  This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity).  It will also include supply and demand of the pit, (i.e., discovery of over bought and over sold conditions).

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending March 31, 2012, and March 31, 2011, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of March 31, 2012 (%)	Allocations as of March 31, 2011 (%)	Allocations as of March 31, 2012($)	Allocations as of March 31, 2011 ($)	Change during the period

Blenheim	84.72	52.00	93,327,778	86,282,462	8.17%
Eclipse	–	18.50	–	30,696,645
PGR	7.56	–	8,329,812	–
Aventis	7.72	–	8,507,777	–
DKR	–	29.50	–	48,948,704

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 19 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized gain (loss)” for open contracts, and recorded as “Net realized trading gain (loss)” when open positions are closed out.  The sum of these amounts constitutes the Funds’ trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $3,751,884 and expenses totaling $2,552,063, resulting in net income of $1,199,821 for the quarter ended March 31, 2012.  The

Partnership’s net asset value per Unit increased from $16.02 at December 31, 2011, to $16.16 at March 31, 2012.  The most significant gains were recorded within the metals sector, primarily during January, from long positions in aluminum, tin, and platinum as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Within the energy markets, gains were recorded primarily during February from long futures positions in crude oil and its related products as prices increased after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted. Within the global stock index sector, gains were recorded during February and March from long positions in U.S. equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Within the agricultural markets, gains were achieved primarily during February from long positions in the soybean complex as prices advanced on speculation reduced production in South America due to hot, dry weather will result in increased demand for supplies from the U.S., the world’s biggest producer of soybeans. Within the global interest rate sector, gains were recorded primarily in March from short positions in U.S. fixed income futures as prices fell after U.S. Federal Reserve policy makers raised their assessment of the U.S. economy, reducing demand for the relative “safety” of government debt.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector, primarily during March, from long positions in the Brazilian real versus the U.S. dollar as concern over earnings in China reduced demand for higher-yielding currency assets.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the quarter ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Partnership’s total capitalization was approximately $110 million.

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$2,455,526	2.23%

Interest Rate	1,418,721	1.29%

Equity	633,544	0.58%

Commodity	7,169,164	6.51%

Total	$11,676,955	10.61%

                                Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,897,812	$1,213,321	$2,244,413
Interest Rate	$1,770,555	$532,836	$1,072,779
Equity	$1,137,390	$363,557	$758,395
Commodity	$8,236,768	$6,338,562	$7,308,047
* Average of month-end VaR

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

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,812,309	2.41%

Interest Rate	570,216	0.49%

Equity	375,308	0.32%

Commodity	5,499,718	4.71%

Total	$9,257,551	7.93%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,140,576	$413,677	$1,775,895
Interest Rate	$6,720,718	$88,183	$1,751,695
Equity	$4,813,555	–	$1,024,858
Commodity	$10,477,239	$2,758,917	$6,387,716
*Average of month-end VaR.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the commodity trading advisors and by daily monitoring of their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.