Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2012-11-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011	3

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	4

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-37

Item 4.	Controls and Procedures	37-38

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39-42

Item 1A.	Risk Factors	42-43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information nformation	43-44

Item 6.	Exhibits	44-45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Investments:
Investment in BHM I, LLC (cost $25,876,270 and $55,017,097, respectively)	73,169,936	101,259,072
Investment in MB Master Fund (cost $8,264,021 and $8,952,411, respectively)	8,718,174	8,832,023
Investment in PGR Master Fund (cost $6,128,267 and $8,952,411 respectively)	5,457,378	9,193,011

Total Investments	87,345,488	119,284,106

Interest receivable (MS&Co. & MSSB)	4,923	328

Total Assets	87,350,411	119,284,434

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,230,810	1,603,104
Accrued brokerage fees (MS&Co.)	436,364	596,827
Accrued management fees	197,858	272,302
Accrued incentive fee	–	37,676

Total Liabilities	2,865,032	2,509,909

Partners’ Capital:

Limited Partners (5,552,305.329 and 7,211,352.161 Units, respectively)	83,509,242	115,518,403
General Partner (64,900.692 and 78,414.692 Units, respectively)	976,137	1,256,122

Total Partners’ Capital	84,485,379	116,774,525

Total Liabilities and Partners’ Capital	87,350,411	119,284,434

NET ASSET VALUE PER UNIT	15.04	16.02

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2012 (Unaudited) and December 31, 2011

As of September 30, 2012 and December 31, 2011 the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	15,764	5,094	41,076	52,229

EXPENSES
Brokerage fees (MS&Co.)	1,331,064	2,223,265	4,625,300	7,382,471
Management fees	603,735	964,521	2,104,315	3,276,583
Incentive fee	–	–	–	1,200,403

Total Expenses	1,934,799	3,187,786	6,729,615	11,859,457

NET INVESTMENT LOSS	(1,919,035)	(3,182,692)	(6,688,539)	(11,807,228)

TRADING RESULTS
Trading profit (loss):
Net realized	–	7,703,480	–	4,725,285
Net change in unrealized	–	661,962	–	(8,427,101)
Realized gain (loss) on investment in BHM I, LLC	381,306	143,263	(257,232)	(795,324)
Realized gain on investment in MB Master Fund	2,077	–	6,533	–
Realized loss on investment in PGR Master Fund	(2,995)	–	(23,902)	–
Unrealized appreciation (depreciation) on investment in BHM I, LLC	3,005,657	(15,971,159)	1,051,691	(17,842,132)
Unrealized appreciation on investment in MB Master Fund	332,886	–	574,541	–
Unrealized appreciation (depreciation) on investment in PGR Master Fund	103,092	–	(911,489)	–

Total Trading Results	3,822,023	(7,462,454)	440,142	(22,339,272)

NET INCOME (LOSS)	1,902,988	(10,645,146)	(6,248,397)	(34,146,500)

NET INCOME (LOSS) ALLOCATION
Limited Partners	1,881,505	(10,534,748)	(6,168,419)	(33,773,712)
General Partner	21,483	(110,398)	(79,978)	(372,788)

NET INCOME (LOSS) PER UNIT *
Limited Partners	0.31	(1.41)	(0.98)	(4.35)
General Partner	0.31	(1.41)	(0.98)	(4.35)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,964,788.262	7,724,877.060	6,547,764.774	8,003,371.615

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2011	7,289,766.853	115,518,403	1,256,122	116,774,525

Net Loss	–	(6,168,419)	(79,978)	(6,248,397)

Redemptions	(1,672,560.832)	(25,840,742)	(200,007)	(26,040,749)

Partners’ Capital,
September 30, 2012	5,617,206.021	83,509,242	976,137	84,485,379

Partners’ Capital,
December 31, 2010	8,352,365.929	177,594,148	1,916,408	179,510,556

Net Loss	–	(33,773,712)	(372,788)	(34,146,500)

Redemptions	(756,969.732)	(14,967,524)	(199,468)	(15,166,992)

Partners’ Capital,
September 30, 2011	7,595,396.197	128,852,912	1,344,152	130,197,064

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).   Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blenheim, Aventis and PGR manage the assets of the Partnership through its investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively (collectively, “the Funds”).  Ceres is a trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The current term of the Management Agreement with Blenheim will expire on November 30, 2012 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on June 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with Aventis will expire on September 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:

    For the Three Months                                                       For the Nine Months
   Ended September 30,                                                         Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 14.73	$ 18.55	$ 16.02	$ 21.49

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.33)	(0.41)	(1.04)	(1.49)
Realized/Unrealized Income (Loss) (1)	0.64	(1.00)	0.05	(2.87)
Net Income (Loss)	0.31	(1.41)	(0.98)	(4.35)

Net asset value, September 30:	$ 15.04	$ 17.14	$ 15.04	$ 17.14

Ratios to average net assets:
Net Investment Loss (2)	(8.8)%	(8.8)%	(9.0)%	(9.7)%
Expenses before Incentive Fees (2)	8.9%	8.8%	9.1%	9.0%
Expenses after Incentive Fees (2)	8.9%	8.8%	9.1%	9.7%
Net Income (Loss) (2)	8.8%	(29.5)%	(8.4)%	(28.5)%
Total return before incentive fees	2.1%	(7.6)%	(6.1)%	(19.5)%
Total return after incentive fees	2.1%	(7.6)%	(6.1)%	(20.2)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. in Futures Interests trading accounts to meet margin requirements as needed.  Monthly MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards, or options contracts that have not been received.  MS&Co. will retain any interest earned in excess of the interest paid to the Partnership.  The Partnership pays brokerage fees to MS&Co.

4.  Financial Instruments
The Partnership trades Futures Interests.  Subsequent to December 1, 2011, the Partnership trades futures and forwards through its investment in the Funds.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

The Partnership may invest in affiliated underlying funds.  Relevant authoritative guidance permits, as a practical expedient, the Partnership to measure the fair value of its investment in affiliated underlying funds on the basis of the net asset value per share of such investments (or the equivalent) if the net asset value per share of such investments (or the equivalent) is calculated in a manner consistent with the measurement principles of applicable authoritative guidance as of the Partnership’s reporting date.  The fair value of each affiliated underlying fund is based on the information provided by the affiliated underlying fund which reflects the Partnership’s share of the fair value of the net assets of the affiliated underlying fund (i.e., the practical expedient is used).

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

5.  Derivatives and Hedging
As of September 30, 2012 and December 31, 2011, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	3,199,294	1,224,151
Equity	(643,446)	(3,049,528)
Foreign currency	61,437	(76,225)
Interest rate	1,204,738	2,341,744
Total	3,822,023	440,142

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Realized gain (loss) on investment in BHM I, LLC	381,306	(257,232)
Realized gain on investment in MB Master Fund	2,077	6,533
Realized loss on investment in PGR Master Fund	(2,995)	(23,902)
Unrealized appreciation on investment in BHM I, LLC	3,005,657	1,051,691
Unrealized appreciation on investment in MB Master Fund	332,886	574,541
Unrealized appreciation (depreciation) on investment in PGR Master Fund	103,092	(911,489)
Total Trading Results	3,822,023	440,142

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(13,452,016)	(17,982,367)
Equity	(1,739,443)	(2,063,393)
Foreign currency	(4,064,224)	(11,168,824)
Interest rate	11,953,230	8,963,066
Unrealized currency loss	(160,001)	(87,754)
Total	(7,462,454)	(22,339,272)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	7,703,480	4,725,285
Net change in unrealized	661,962	(8,427,101)
Realized gain (loss) on investment in BHM I, LLC	143,263	(795,324)
Unrealized depreciation on investment in BHM I, LLC	(15,971,159)	(17,842,132)
Total Trading Results	(7,462,454)	(22,339,272)

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	73,169,936	n/a	73,169,936
Investment in MB Master Fund	–	8,718,174	n/a	8,718,174
Investment in PGR Master Fund	–	5,457,378	n/a	5,457,378
Total Assets	–	87,345,488	n/a	87,345,488

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	101,259,072	n/a	101,259,072
Investment in PGR Master Fund	–	9,193,011	n/a	9,193,011
Investment in MB Master Fund	–	8,832,023	n/a	8,832,023
Total Assets	–	119,284,106	n/a	119,284,106

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 86.6% and 86.7% for BHM I, LLC, 10.3% and 7.6% for MB Master Fund, and 6.5% and 7.9% for PGR Master Fund respectively, of the net asset value of the Partnership at September 30, 2012 and December 31, 2011, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC for the three and nine months ended September 30, 2012 and 2011, respectively, and MB Master Fund and PGR Master Fund for the three and nine months ended September 30, 2012, respectively in accordance with Rule 3-09 of Regulation S-X as follows:

For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
MB Master Fund	7,610	(176,891)	1,766,012	1,589,121
PGR Master Fund	6,635	(28,037)	615,526	587,489

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(48,368)	(6,242,475)	2,057,898	(4,184,577)
MB Master Fund	16,412	(485,321)	2,849,616	2,364,295
PGR Master Fund	17,953	(97,360)	(6,275,503)	(6,372,863)

For the Three Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(19,396)	(2,147,827)	(59,690,597)	(61,838,424)

For the Nine Months Ended September 30, 2011	Investment Loss	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(27,873)	(5,078,434)	(84,720,205)	(89,798,639)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 16.08%, Currency 21.49%; Equity 3.67%; and Commodity 58.76%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 79.43% of the Partnership’s total investments through investments in underlying funds are futures contracts which are exchange-traded while approximately    20.57% are forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending September 30, 2012, and June 30, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2012 (%)	Allocations as of June 30, 2012 (%)	Allocations as of September 30, 2012($)	Allocations as of June 30, 2012 ($)	Change during the period (%)

Blenheim	83.32	83.84	70,396,472	76,600,782	(8.10)
Aventis	10.26	9.29	8,664,363	8,489,381	2.06
PGR	6.42	6.87	5,424,544	6,277,362	(13.59)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $3,837,787 and expenses totaling $1,934,799, resulting in net income of $1,902,988 for the three months ended September 30, 2012.
The Partnership’s net asset value per Unit increased from $14.73 at June 30, 2012, to $15.04 at September 30, 2012.

The most significant trading gains were achieved within the metals sector, primarily during August and September. During August, gains were achieved from long positions in palladium and platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies. Additional gains were recorded from long positions in tin futures. During September, gains were achieved from long futures positions in platinum and palladium as prices advanced on concern that the continued violence at South African mines would possibly reduce supplies. Within the agricultural sector, gains were achieved primarily during July and August from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. A portion of the Partnership’s gains for the quarter was offset by losses incurred in the energy sector, throughout the quarter, from short positions in crude oil and its related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. Additional losses were incurred from short positions in natural gas futures as prices climbed higher on forecasts of hotter-than-normal weather that may erode a natural gas stockpile surplus. Within the currency sector, losses were incurred primarily during August and September. During August, losses were incurred from short positions in the euro versus the U.S. dollar as the value of the euro advanced against the U.S. dollar after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. During September, losses were incurred from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved lower against the U.S. dollar after a report signaled that Chinese manufacturing will contract, dimming prospects for Australia’s exports. Within the global interest rate sector, losses were incurred primarily during August from short positions in U.S. fixed-income futures as prices rose late in the month on concern European leaders were making minimal progress in resolving the region’s debt crisis.

The Partnership recorded total trading results including interest income totaling $481,218 and expenses totaling $6,729,615, resulting in a net loss of $6,248,397 for the nine months ended September 30, 2012.
The Partnership’s net asset value per Unit decreased from $16.02 at December 31, 2011, to $15.04 at September 30, 2012.

The most significant trading losses were incurred within the global interest rate markets, primarily during April, from short positions in U.S. fixed-income futures as prices advanced as Standard & Poor’s cut Spain’s credit rating, adding to concern central banks and politicians are failing to contain the European debt crisis. Within the currency markets, losses were incurred primarily during March and June. During March, losses were incurred from long positions in the Brazilian real versus the U.S. dollar as concern over earnings in China reduced demand for higher-yielding currency assets. During June, losses were incurred from short positions in the euro as the value of the euro rose against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the global stock index markets, losses were incurred primarily during May from long positions in U.S. and Pacific Rim equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Within the energy sector, losses were incurred primarily in February from short futures positions in crude oil and its related products as prices increased after Iran denied nuclear inspectors access to a military base, adding to concern that global oil supplies may be disrupted. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the agricultural sector, primarily during July and August, from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the metals sector, gains were achieved primarily during

January from long positions in aluminum, tin, and platinum as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China.
Additional gains in this sector were achieved during August and September. During August and September, gains were achieved from long positions in palladium and platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies. Additional gains were recorded from long positions in tin futures.

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

\

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $84 million.

                         September 30, 2012

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$1,931,609	2.29%

Interest Rate	1,446,046	1.71%

Equity	329,864	0.39%

Commodity	5,282,579	6.25%

Total	$8,990,098	10.64%

                                   Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,938,388	117,136	1,094,681
Interest Rate	1,467,720	612,198	1,073,767
Equity	522,644	198,844	346,439
Commodity	5,306,253	3,908,933	4,723,590
* Average of month-end VaR

As of December 31, 2011 the Partnership’s total capitalization was approximately $117 million.

                            December 31, 2011

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,812,309	2.41%

Interest Rate	570,216	0.49%

Equity	375,308	0.32%

Commodity	5,499,718	4.71%

Total	$9,257,551	7.93%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,140,576	413,677	1,775,895
Interest Rate	6,720,718	88,183	1,751,695
Equity	4,813,555	–	1,024,858
Commodity	10,477,239	2,758,917	6,387,716
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

Item 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC  for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup

Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.