Form 10-K
period 2012-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2013-03-26
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $90,212,864 at June 30, 2012.

As of February 28, 2013, 4,913,291.099 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2012

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-6

Item 1A.	Risk Factors	6-26

Item 1B.	Unresolved Staff Comments	26

Item 2.	Properties	26

Item 3.	Legal Proceedings	26-36

Item 4.	Mine Safety Disclosures	36

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37

Item 6.	Selected Financial Data	38

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-61

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61-70

Item 8.	Financial Statements and Supplementary Data	70-71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71

Item 9A.	Controls and Procedures	71-73

Item 9B.	Other Information	73

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	74-84

Item 11.	Executive Compensation	84

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84

Item 13.	Certain Relationships and Related Transactions, and Director Independence	84-85

Item 14.	Principal Accountant Fees and Services	85

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	86

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                      Part of Form 10-K

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners
for the year ended December 31, 2012                                                                                                               II, III, and IV

PART I

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.) and Morgan Stanley International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Wealth Management is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”), PGR Capital L.P. (“PGR”) and Blenheim Capital Management, L.L.C. (“Blenheim”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).   A description of the trading activities and focus of each Trading Advisor begins on page 40 under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aventis and PGR manage the assets of the Partnership through their investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

The portion of the Partnership’s assets which is managed by Blenheim was initially invested as capital in Morgan Stanley Smith barney BHM I, LLC ("BHM I, LLC" or the "Trading Company").  BHM I, LLC was formed in order to permit commodity pools operated by the General Partner and managed by Blenheim to invest together in one trading vehicle and to promote efficiency and economy in the trading process.  Ceres is the trading manager of BHM I, LLC.

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

The management fee for the Partnership is accrued at a rate of 1/12 of 3% per month of net assets allocated to Blenheim on the first day of each month (a 3% annual rate), 1/12 of 1% per month of net assets allocated to PGR on the first day of each month (a 1% annual rate) and 1/12 of 1.5% per month of net assets allocated to Aventis on the first day of each month (a 1.5% annual rate).

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

The current term of the Management Agreement with Blenheim will expire on November 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on June 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with Aventis will expire on June 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $16.02 and returned (11.0%) to $14.25 per Unit on December 31, 2012.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c)  Narrative Description of Business.  The Partnership is in the business of speculative trading of futures, forwards and options on such contracts pursuant to trading instructions provided by the Trading Advisors.   See Items 1(a) and (b) above for a complete description of the Partnership’s business.  The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership.  Additionally, the Partnership does not have any employees.  The directors and officers of the General Partner are listed in Part III. Item 10. Directors, Executive Officers and Corporate Governance.

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

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.  THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the third Business Day before the end of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.
•
The General Partner, Morgan Stanley Wealth Management, MS&Co., MSCG, and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisors execute a substantial portion of OTC foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.
•
The Trading Advisors, MS&Co., Morgan Stanley Wealth Management, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

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

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risk, including possible loss of principal.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. FDIC insures deposits held at its member banks for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.). If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisors generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the Commodity Futures Trading Commission (the “CFTC”) or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Partnership could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges. Unlike futures contracts, OTC “spot” and forward contracts are entered into between private parties off an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the OTC foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and MSCG, and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts. The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2012 is approximately 1.12%.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts and commodities, swap contracts are currently not generally traded on or cleared by an exchange or clearinghouse.  Nevertheless, the Dodd-Frank Act contemplates that certain swaps will be exchange-traded and cleared by a clearinghouse in the future and the CFTC proposed regulations requiring that certain classes of interest rate and credit default swaps be cleared in the future.  As with any forward foreign currency or spot contract, until such time as these transactions are cleared or guaranteed by an exchange, the Partnership will be subject to the risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the loss would be calculated by referring to the current market value of the contract.  One of the factors in such calculation may be the net present value of future payments required by contract.  In addition, some swap counterparties may require the Partnership to deposit collateral to support the Partnership’s obligations under the swap agreement but may not themselves deposit collateral.  If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would result in losses to the Partnership.

Swap counterparties may hold collateral in U.S. or non-U.S. depositories.  Non-U.S. depositories are not subject to U.S. regulation.  The Partnership’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership.  Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

The Partnership is Subject to Speculative Position Limits. The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  The trading instructions of the Trading Advisors may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and

remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.  These rules could have an adverse effect on the Trading Advisors and the Partnership.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $300 billion in 2012. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, 14th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named MS&Co. or (the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution.  Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties.  The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”).  Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million.  On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.  A separate investigation of these matters by the SEC remains ongoing.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs currently assert allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. The plaintiffs’ motion for class certification was denied in June 2010.  The court denied the Company’s motion for summary judgment on the aiding and abetting fraud claim in August 2012.  The Company’s motion for summary judgment on the negligent misrepresentation claim, filed on November 30, 2012, is pending.  The court has set a trial date of May 6, 2013.  There are currently 14 named plaintiffs in the action claiming damages of approximately $638 million.  Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $638 million, plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al.,

respectively. Amended complaints were filed on June 10, 2010. The amended complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $365 million, and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $365 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.  On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012.  Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012.  The

Company filed its answer on December 21, 2012.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $105 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012.  The court has set a trial date of November 2013.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $123 million, and certain certificates had begun to incur losses.

Based on currently available information, the Company believes it could incur a loss up to the difference between the $123 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs.  The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012.  Trial is currently scheduled to begin in January 2015.  At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $2.9 billion, and the certificates had incurred losses in excess of $40 million.  Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.9 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  The Partnership has issued no stock.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2012, was approximately 8,108.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994.  Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2012	2011	2010	2009	2008
	$	$	$	$	$
Total Trading Results
including interest income	(2,174,062)	(27,934,884)	37,211,922	20,047,787	32,407,006

Net Income (Loss)	(10,647,177)	(42,585,071)	19,548,475	1,772,538	9,984,617

Net Income (Loss) Per
Unit (Limited & General
Partners)	(1.77)	(5.47)	2.36	0.31	0.81

Total Assets	76,211,746	119,284,434	185,387,360	188,509,800	225,122,952

Total Limited Partners’
Capital	73,232,715	115,518,403	177,594,148	178,420,459	212,696,497

Net Asset Value Per Unit	14.25	16.02	21.49	19.13	18.82

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 7.50%; Currency 9.92%; Equity 6.14%; and Commodity 76.44%.

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

Aventis trades its Aventis Diversified Commodity Strategy (formerly, the Barbarian Program) on behalf of the Partnership.  The Aventis Diversified Commodity Strategy is based on an ensemble of three discretionary subprograms: spreads, flat price directional, and options trading.  This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity.  It will also include supply and demand of the pit, (i.e., discovery of over bought and over sold conditions).

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the period ending December 31, 2012, and September 30, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of December 31, 2012 (%)	Allocations as of September 30, 2012 (%)	Allocations as of December 31, 2012 ($)	Allocations as of September 30, 2012 ($)	Change during the period

Blenheim	82.33%	83.32%	60,975,501	70,396,472	-13.38%
Aventis	10.93%	10.26%	8,091,811	8,664,363	-6.61%
PGR	6.74%	6.42%	4,992,160	5,424,544	-7.97%

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $(2,174,062) and expenses totaling $8,473,115, resulting in a net loss of $10,647,177 for the year ended December 31, 2012.  The Partnership’s net asset value per Unit decreased from $16.02 at December 31, 2011, to $14.25 at December 31, 2012.  Total redemptions for the year were $32,067,876 and the Partnership’s ending capital was $74,059,472 at December 31, 2012, a decrease of $42,715,053 from ending capital at December 31, 2011, of $116,774,525.

During the year, the Partnership posted a loss in Net Asset Value as trading losses in the agricultural, global interest rates, currency, energy and equity index markets more than offset gains from metals trading. The most significant trading losses were incurred within the agricultural sector, primarily in May, from long positions in corn futures as prices moved lower on speculation rain would improve prospects for newly planted crops in the U.S. During December, long positions in cocoa futures resulted in losses as prices fell on speculation of stronger-than-expected crop harvests from the Ivory Coast and Ghana. Additional losses in the sector were incurred in October from long positions in soybean futures as prices moved lower on reports that an early harvest in the U.S. and favorable weather conditions in South America would ease supply concerns. Within the global interest rate markets, losses were incurred during the second quarter primarily due to short positions in U.S. fixed-income futures as prices advanced following Standard & Poor’s cut of Spain’s credit rating, adding to concern central banks and politicians were failing to contain the European debt crisis. Meanwhile, prices for U.S. fixed income futures continued to advance during the second quarter after a report showed economic confidence in the Eurozone declined more than economists had forecasted. During March, losses were incurred in the currencies from long positions in the Brazilian real versus the U.S. dollar as concern over earnings in China reduced demand for higher-yielding currency assets. During June, losses were incurred from short positions in the euro as the value of the euro rose against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the energy markets, losses were incurred primarily during May from long positions in crude oil and its related products as prices declined after stockpiles increased in the U.S., the world’s largest energy consumer. During October, long positions in crude oil resulted in losses as prices declined on concern of a U.S. economic slowdown that would curb demand.  Losses were also experienced in the stock index sector during May from long positions in U.S. and Pacific Rim equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. A portion of the Partnership’s losses for the year was offset by gains achieved within the metals complex, primarily during January, from long positions in aluminum, tin and platinum as prices advanced on speculation demand would be supported by economic expansion in the U.S. and an easing of credit policy in China. Further gains in the sector were recorded in November from long positions in palladium futures as prices advanced on speculations the U.S. would expand monetary stimulus bolstered demand for the metal as a store of value.

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

For an analysis of unrealized gains and (losses) by contract type and a further description of 2012 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2012, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

In addition to the Trading Advisors’ internal controls, the Trading Advisors must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisors and Ceres monitor the Partnership's trading activities to ensure compliance with the trading policies and Ceres can require the Trading Advisors to modify positions of the Partnership if Ceres believes they violate the Partnership's trading policies.

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

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2012, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the Financial Accounting Standard Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

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
December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	63,045,391	n/a	63,045,391
Investment in PGR Master Fund	–	5,021,111	n/a	5,021,111
Investment in MB Master Fund	–	8,142,971	n/a	8,142,971
Total Assets	–	76,209,473	n/a	76,209,473

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	101,259,072	n/a	101,259,072
Investment in PGR Master Fund	–	9,193,011	n/a	9,193,011
Investment in MB Master Fund	–	8,832,023	n/a	8,832,023
Total Assets	–	119,284,106	n/a	119,284,106

During the twelve months ended December 31, 2012 and 2011, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership invests a portion of its assets in BHM I, LLC, MB Master Fund and PGR Master Fund.  The Partnership’s investment in BHM I, LLC, MB Master Fund and PGR Master Fund represents approximately 85.1% and 86.7%; 11.0% and 7.6%; and 6.8% and 7.9%, respectively of the net asset value of the Partnership at December 31, 2012 and 2011 respectively.

Summarized information for the Partnership’s investment in BHM I, LLC, MB Master Fund and PGR Master Fund as of December 31, 2012 and 2011, and is as follows:

December 31, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	85.1	63,045,391	(1,117,246)	n/a	n/a	n/a
MB Master Fund	11.0	8,142,971	164,303	n/a	n/a	n/a
PGR Master Fund	6.8	5,021,111	(1,278,585)	n/a	n/a	n/a

December 31, 2011
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	86.7	101,259,072	(22,304,564)	n/a	n/a	n/a
PGR Master Fund	7.9	9,193,011	240,600	n/a	n/a	n/a
MB Master Fund	7.6	8,832,023	(120,388)	n/a	n/a	n/a

The Partnership does not directly pay BHM I, LLC, PGR Master Fund and MB Master Funds for its pro rata portion of incentive, management and administrative fees.  Such fees are directly paid by the Partnership to the respective parties.

For BHM I, LLC, PGR Master Fund and MB Master Fund contributions and withdrawals are permitted on a monthly basis.

As of December 31, 2012 and 2011, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

The tables below represent summarized Income Statement information for BHM I, LLC for the years ended December 31, 2012, 2011, and 2010, respectively, and PGR Master Fund and MB Master Fund for the years ended December 31, 2012 and 2011, respectively, to meet the requirements of Regulation S-X rule 3-09, as follows:

December 31, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(48,368)	(8,182,509)	(9,518,219)	(17,700,728)
PGR Master Fund	26,436	(126,749)	(8,963,355)	(9,090,104)
MB Master Fund	30,442	(691,180)	(261,679)	(952,859)

December 31, 2011	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
BHM I, LLC	(53,603)	(7,089,593)	(100,575,804)	(107,665,397)
PGR Master Fund	8,507	(110,281)	2,276,086	2,165,805
MB Master Fund	963	(325,546)	438,595	113,049

December 31, 2010	Investment Loss	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	(8,738)	(4,238,014)	34,087,359	29,849,345

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

As of December 31, 2012, approximately 98.88% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 1.12% are forward contracts which are off-exchange traded.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Partnership held no futures or forward contracts.  Therefore, there were no net unrealized gains or losses on futures or forward contracts.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	–	–	–	–	–	752
Equity	–	–	–	–	–	328
Foreign currency	–	–	–	–	–	6,514
Interest rate	–	–	–	–	–	2 ,260
Total	–	–	–	–	–

Unrealized currency gain (loss)					–
Total net unrealized gain (loss) on open contracts					–

The following tables summarize the net trading results of the Partnership for the years ended December 31, 2012, 2011, and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the years ended December 31, 2012, 2011, and 2010, included in Total Trading Results:

                                              December 31,
	2012	2011	2010
Type of Instrument	$	$	$
Commodity	(1,374,285)	(18,052,648)	27,847,302
Equity	(3,098,127)	(2,778,840)	1,553,897
Foreign currency	(39,186)	(14,779,073)	1,814,321
Interest rate	2,280,070	7,707,782	5,580,325
Unrealized currency gain (loss)	–	(86,013)	47,508
Proceeds from Litigation	–	–	220,755
Total	(2,231,528)	(27,988,792)	37,064,108

Line Items on the Statements of Income and Expenses for the years ended December 31, 2012, 2011, and 2010:

                                             December 31,
	2012	2011	2010
Trading Results	$	$	$
Net realized	–	2,750,625	11,512,792
Net change in unrealized	–	(8,555,065)	7,129,344
Realized gain (loss) on investment in BHM I, LLC	(429,295)	(958,118)	1,679,125
Realized loss on investment in PGR Master Fund	(25,751)	–	–
Realized gain on investment in MB Master Fund	3,838	–	–
Unrealized appreciation (depreciation) on investment in BHM I, LLC	(687,951)	(21,346,446)	16,522,092
Unrealized appreciation (depreciation) on investment in PGR Master Fund	(1,252,834)	240,600	–
Unrealized appreciation (depreciation) on investment in MB Master Fund	160,465	(120,388)	–
Proceeds from Litigation	–	–	220,755
Total Trading Results	(2,231,528)	(27,988,792)	37,064,108

Other Pronouncements
On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a significant impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company would be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guide.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

Subsequent Events
Management of Ceres performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2012 and 2011 and the highest, lowest and average values during the twelve months ended December 31, 2012 and 2011.  All open position trading risk exposure of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2012, the Partnership’s total capitalization was approximately $74 million.
                                  December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$462,946	0.63%

Interest Rate	349,962	0.47%

Equity	286,825	0.39%

Commodity	3,568,939	4.82%

Total	$4,668,672	6.31%

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,897,812	$117,136	$1,466,530
Interest Rate	$1,770,555	$349,962	$999,085
Equity	$1,137,390	$198,844	$526,847
Commodity	$8,236,768	$3,509,981	$5,678,562
*Average of month-end VaR.

At December 31, 2011, the Partnership’s total capitalization was approximately $117 million.

                                     December 31, 2011

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,812,309	2.41%

Interest Rate	570,216	0.49%

Equity	375,308	0.32%

Commodity	5,499,718	4.71%

Total	$9,257,551	7.93%

                                  Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$3,140,576	$413,677	$1,775,895
Interest Rate	$6,720,718	$88,183	$1,751,695
Equity	$4,813,555	–	$1,024,858
Commodity	$10,477,239	$2,758,917	$6,387,716
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

The following were the primary trading risk exposures of the Partnership at December 31, 2012 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Interest Rates.  Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2012 the Partnership’s primary exposures were in the S&P 500 (U.S.), DAX (Germany), SPI 200 (Australia), and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Commodities.
Metals.  The Partnership’s primary metal market exposure as of December 31, 2012 was to fluctuations in the price of palladium, platinum, aluminum and copper.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2012.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2012.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and lean hog prices.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2012
March 31	$3,751,884	$1,199,821	$0.14
June 30	(7,108,453)	(9,351,206)	(1.43)
September 30	3,837,787	1,902,988	0.31
December 31	(2,655,280)	(4,398,780)	(0.79)

Total	$(2,174,062)	$(10,647,177)	$(1.77)

2011
March 31	$(3,741,240)	$(8,837,172)	$(1.08)
June 30	(11,088,443)	(14,664,182)	(1.86)
September 30	(7,457,360)	(10,645,146)	(1.41)
December 31	(5,647,841)	(8,438,571)	(1.12)

Total	$(27,934,884)	$(42,585,071)	$(5.47)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’
principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the

Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at  December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting
•	Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission known as COSO in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership as a non-accelerated filer, to provide only management’s report in this annual report.

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

The
 officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Damian George (Chief Financial Officer and Director), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Harry Handler (Director), Patrick T. Egan (Director), Alper Daglioglu (Director) and Craig Abruzzo (Director). Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Walter Davis, Damian George, Patrick T. Egan and Alper Daglioglu serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Walter Davis, age 48, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts.  Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since December 2012, Mr. Davis has been registered as a swap associated person of General Partner.  Since June 2009, Mr. Davis has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as a Managing Director and the Director of the Managed Futures Department.  Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Wealth Management.  From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts.  From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter.  From April 2007 through June 2009, Mr. Davis was employed by MS&Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department.  From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS&Co.  From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Managing Director and the Director of the Managed Futures Department.  From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc.  From September 1999 through August 2006, Mr. Davis was employed by MS&Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS&Co.’s managed futures funds to high net worth and institutional investors on a global basis.  From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds.  Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the NFA.  Mr. George has been Vice President and listed as a principal since December 2012, and registered as an associated person since January 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  Mr. George is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  Since August 2009, Mr. George has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include oversight of futures funds, budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Wealth Management.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup

Inc., a financial services firm, which administered Citigroup Inc.’s hedge fund and fund of funds business, where he served as Director and was responsible for futures funds budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

Colbert Narcisse, age 47, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by

Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 47, has been a Director and a principal of the General Partner since December 2010.  Since December 2012, Mr. Ketterer has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with CFTC.  From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner.  From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Wealth Management, a financial services firm, as Managing Director and as Head of the U.S. Field Management and U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group and, as of June 2012, Head of U.S. Field Management.  From March 1990 through July 2010, Mr. Ketterer was employed by MS&Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group.  During Mr. Ketterer’s employment at MS&Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS&Co.’s Global Wealth Management Group.  Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Harry Handler, age 54, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Wealth Management since June 2009 and as a branch office manager since February 2013.  Mr.

Handler serves as an Executive Director at Morgan Stanley Wealth Management in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 43, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since June 2011, Mr. Egan has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Wealth Management

Managed Futures.  From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Wealth Management, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures.  Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.  From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co.  From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.   From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc.  From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate.  Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms.  Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 36, has been a Director and listed as a principal of the General Partner since December 2010.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Wealth Management’s  Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his

Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Craig Abruzzo, age 44, has been a Director of the General Partner since March 2013 and is an associate member of the NFA. His listing as a principal of the General Partner is currently pending.  Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business.  Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Ceres.  The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ourcommitment/codeofconduct. html.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2012, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2012, Ceres owned 58,037.274 Units of general partnership interest, representing a 1.12 percent interest in the Partnership.

 (c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

Refer to Note 2. Summary of Significant Accounting Policies, Note 4. Related Party Transactions, and Note 5. Trading Advisors of “Notes to Financial Statements”, in the accompanying Annual Report to

Limited Partners for the year ended December 31, 2012, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $5,825,816 for the year ended December 31, 2012.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2012.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $82,479 for the year ended December 31, 2012, and $57,688 for the year ended December 31, 2011.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay D&T any amounts in 2012 and 2011 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

-  85 -

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2012, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2012 and 2011.

-	Statements of Income and Expenses and Changes in Partners' Capital for the years ended December 31, 2012, 2011, and 2010.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Item 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2012, is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 26, 2013	By:	/s/ Walter Davis
Walter Davis,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Walter Davis	March 26, 2013
Walter Davis, President, Director

	/s/	Damian George	March 26, 2013
Damian George, Chief Financial Officer, Principal Accounting Officer, Director

	/s/	Craig Abruzzo	March 26, 2013
Craig Abruzzo, Director

	/s/	Alper Daglioglu	March 26, 2013
Alper Daglioglu, Director

	/s/	Patrick T. Egan	March 26, 2013
Patrick T. Egan, Director

	/s/	Harry Handler	March 26, 2013
Harry Handler, Director

	/s/	Douglas J. Ketterer	March 26, 2013
Douglas J. Ketterer, Director

	/s/	Colbert Narcisse	March 26, 2013
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

13.01	December 31, 2012, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

E-4