Form 10-Q
period 2013-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2013-05-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission file number: 000-26280

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

As of March 31, 2013, 4,789,395.555 Limited Partnership Redeemable Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012	2

	Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012	3

	Statements of Income and Expenses for the Quarters Ended March 31, 2013 and 2012	4

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2013 and 2012	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-35

Item 4.	Controls and Procedures	35-36

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37-46

Item 1A.	Risk Factors	46

Item 4.	Mine Safety Disclosures	46

Item 6.	Exhibits	46-47

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	$	$

Investments:
Investment in BHM I, LLC (cost $12,713,966 and $17,491,367, respectively)	59,145,725	63,045,391
Investment in MB Master Fund (cost $6,558,698 and $8,102,894, respectively)	6,759,168	8,142,971
Investment in PGR Master Fund (cost $5,948,127 and $6,033,345, respectively)	5,414,063	5,021,111

Total Investments	71,318,956	76,209,473

Interest receivable (MS&Co.)	4,209	2,273

Total Assets	71,323,165	76,211,746

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,764,273	1,590,323
Accrued brokerage fees (MS&Co.)	356,855	387,030
Accrued management fees	161,264	174,921

Total Liabilities	2,282,392	2,152,274

Partners’ Capital:

Limited Partners (4,789,395.555 and 5,140,837.802 Units, respectively)	68,214,163	73,232,715
General Partner (58,037.274 and 58,037.274 Units, respectively)	826,610	826,757

Total Partners’ Capital	69,040,773	74,059,472

Total Liabilities and Partners’ Capital	71,323,165	76,211,746

NET ASSET VALUE PER UNIT	14.24	14.25

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2013 (Unaudited) and December 31, 2011

As of March 31, 2013 and December 31, 2012, the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2013	2012
	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	11,874	12,233

EXPENSES
Brokerage fees (MS&Co.)	1,096,857	1,753,078
Management fees	494,184	798,985

Total Expenses	1,591,041	2,552,063

NET INVESTMENT LOSS	(1,579,167)	(2,539,830)

TRADING RESULTS
Trading profit (loss):
Net realized gain (loss) on investment in BHM I, LLC	106,559	(34,924)
Net realized gain (loss) on investment in PGR Master Fund	2,342	(3,014)
Net realized gain (loss) on investment in MB Master Fund	(2,817)	664
Net change in unrealized appreciation on investment in BHM I, LLC	877,735	4,074,237
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	478,170	(403,507)
Net change in unrealized appreciation on investment in MB Master Fund	160,393	106,195

Total Trading Results	1,622,382	3,739,651

NET INCOME	43,215	1,199,821

NET INCOME (LOSS) ALLOCATION

Limited Partners	43,362	1,188,861
General Partner	(147)	10,960

NET INCOME (LOSS) PER UNIT*

Limited Partners	(0.01)	0.14
General Partner	(0.01)	0.14

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,079,822.638	7,138,967.965

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Income/(Loss)	–	43,362	(147)	43,215

Redemptions	(351,442.247)	(5,061,914)	–	(5,061,914)

Partners’ Capital,
March 31, 2013	4,847,432.829	68,214,163	826,610	69,040,773

Partners’ Capital,
December 31, 2011	7,289,766.853	115,518,403	1,256,122	116,774,525

Net Income	–	1,188,861	10,960	1,199,821

Redemptions	(472,066.919)	(7,808,979)	–	(7,808,979)

Partners’ Capital,
March 31, 2012	6,817,699.934	108,898,285	1,267,082	110,165,367

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).  Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup’s remaining interest in MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).   Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blenheim, Aventis and PGR manage the assets of the Partnership through its investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively (collectively, the “Funds”).  Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

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

.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2013 and 2012 were as follows:
                                                           For the Quarters Ended March 31,

	2013	2012
Per Unit Operating Performance:
Net asset value, January 1:	$ 14.25	$ 16.02

Interest Income	– (3)	– (3)
Expenses	(0.32)	(0.36)
Realized/Unrealized Income (1)	0.31	0.50
Net Income/(Loss)	(0.01)	0.14

Net asset value, March 31:	$ 14.24	$ 16.16

Ratios to average net assets:
Net Investment Loss (2)	(9.0)%	(8.9)%
Expenses before Incentive Fees (2)	9.0%	9.0%
Expenses after Incentive Fees (2)	9.0%	9.0%
Net Income (2)	0.2%	4.2%
Total return before incentive fees	(0.1)%	0.9%
Total return after incentive fees	(0.1)%	0.9%

   (1) Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

   (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. will retain any interest earned in excess of the interest paid by

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS&Co. to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays brokerage fees to MS&Co.

4.  Financial Instruments
The Partnership trades Futures Interests.  Subsequent to December 1, 2011, the Partnership trades futures and forwards through its investment in the Funds.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized appreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

5.  Derivatives and Hedging
As of March 31, 2013 and December 31, 2012, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2013 and 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2013 included in Total Trading Results:

Type of Instrument	$

Commodity	1,668,746
Equity	538,050
Foreign currency	344,282
Interest rate	(928,696)
Total	1,622,382

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2013:
Trading Results	$

Net realized gain on investment in BHM I, LLC	106,559
Net realized gain on investment in PGR Master Fund	2,342
Net realized loss on investment in MB Master Fund	(2,817)
Net change in unrealized appreciation on investment in BHM I, LLC	877,735
Net change in unrealized appreciation on investment in PGR Master Fund	478,170
Net change in unrealized appreciation on investment in MB Master Fund	160,393
Total Trading Results	1,622,382

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012 included in Total Trading Results:

Type of Instrument	$

Commodity	3,569,631
Equity	420,783
Foreign currency	251,783
Interest rate	(502,546)
Total	3,739,651

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized loss on investments in BHM I, LLC	(34,924)
Net realized gain on investment in MB Master Fund	664
Net realized loss on investment in PGR Master Fund	(3,014)
Net change in unrealized appreciation on investment in BHM I, LLC	4,074,237
Net change in unrealized appreciation on investment in MB Master Fund	106,195
Net change in unrealized depreciation on investment in PGR Master Fund	(403,507)
Total Trading Results	3,739,651

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant impact on the Partnership’s financial statements.

On October 1, 2012, the FASB issued “ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows.  Specifically, it

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	59,145,725	n/a	59,145,725
Investment in MB Master Fund	–	6,759,168	n/a	6,759,168
Investment in PGR Master Fund	–	5,414,063	n/a	5,414,063
Total Assets	–	71,318,956	n/a	71,318,956

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	63,045,391	n/a	63,045,391
Investment in PGR Master Fund	–	5,021,111	n/a	5,021,111
Investment in MB Master Fund	–	8,142,971	n/a	8,142,971
Total Assets	–	76,209,473	n/a	76,209,473

During the period January 1, 2013 to March 31, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 85.7% and 85.1% for BHM I, LLC, 9.8% and 11.0% for MB Master Fund, and 7.8% and 6.8% for PGR Master Fund respectively, of the net asset value of the Partnership at March 31, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three months ended March 31, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:
For the Three Months Ended March 31, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,828,991)	6,239,092	4,410,101
MB Master Fund	34,220	(869,489)	5,857,766	4,988,277
PGR Master Fund	5,908	(32,771)	3,698,966	3,666,195

For the Three Months Ended March 31, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(10,662)	(2,179,897)	18,150,632	15,970,735
MB Master Fund	2,611	(129,291)	471,064	341,773
PGR Master Fund	4,912	(26,356)	(2,266,066)	(2,292,422)

7.  Other Pronouncements
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

8.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2013 and December 31, 2012.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 15.26%; Currency 10.20%; Equity 7.20%; and Commodity 67.34%.

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

As of March 31, 2013, approximately 100% of the Partnership’s total investment exposure through investments in underlying funds is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending March 31, 2013, and December 31, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of March 31, 2013 (%)	Allocations as of December 31, 2012 (%)	Allocations as of March 31, 2013($)	Allocations as of December 31, 2012 ($)	Change during the period

Blenheim	82.47%	82.33	56,939,603	60,975,501	(6.62)%
Aventis	9.73%	10.93	6,717,195	8,091,811	(16.99)%
PGR	7.80%	6.74	5,383,975	4,992,160	7.85%

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation on investments in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain (loss) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2013
The Partnership recorded total trading results including interest income totaling $1,634,256 and expenses totaling $1,591,041, resulting in net income of $43,215 for the quarter ended March 31, 2013.
The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012, to $14.24 at March
31, 2013.

During the first quarter, the Partnership posted a loss in net asset value as gains in the metals, global stock index, agricultural, energy, and currency sectors were offset by trading losses in global interest rate futures. The most significant losses were incurred within the interest rate markets during February from short futures positions in U.S. government bonds and notes as prices rose after the U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program. Additional losses from short futures positions in U.S. government bonds and notes were experienced during March as prices advanced in the latter half of the month on concerns economic uncertainty in Cypress would deepen Europe’s debt crisis.

The Partnership’s losses for the quarter were offset by trading gains within the metals markets during January primarily due to long positions in platinum futures as prices increased on reports of supply disruptions in South Africa, the world’s largest platinum producer. Additional gains were experienced during January from long positions in gold futures as prices finished the month slightly higher after data showed the U.S. economy unexpectedly contracted in the fourth quarter of 2012 and the Federal Reserve maintained asset purchases, thus increasing demand for the precious metal. Additional gains during January were achieved within the global stock index markets from long positions in U.S., European, and Pacific Rim equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the agricultural complex, gains were experienced primarily during March from long positions in cocoa futures as prices increased on speculation that supplies will be limited from the Ivory Coast, the world’s biggest cocoa producer. Gains were also achieved within the energy sector, primarily during February, from short positions in crude oil futures as prices declined on reports that the U.S. economy grew less than expected in January amid reports of increased U.S. crude stockpiles. Additional gains were experienced within the currency sector during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2013, the Partnership’s total capitalization was approximately $69 million.

                                           March 31, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$2,521,767	3.65%

Interest Rate	3,772,880	5.46%

Equity	1,779,780	2.58%

Commodity	16,648,297	24.11%

Total	$24,722,724	35.80%

                                            Three Months Ended March 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,522,810	$554,326	$1,306,579
Interest Rate	$5,492,758	$576,114	$3,731,641
Equity	$2,088,806	$286,825	$1,347,844
Commodity	$17,740,315	$14,392,778	$15,874,510
* Average of month-end VaR

As of December 31, 2012 the Partnership’s total capitalization was approximately $74 million.

                                        December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$462,946	0.63%

Interest Rate	349,962	0.47%

Equity	286,825	0.39%

Commodity	3,568,939	4.82%

Total	$4,668,672	6.31%

                                              Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$2,897,812	$117,136	$1,466,530
Interest Rate	$1,770,555	$349,962	$999,085
Equity	$1,137,390	$198,844	$526,847
Commodity	$8,236,768	$3,509,981	$5,678,562
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial

Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the

“Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants' demurrers with respect to claims brought under the Securities Act, and overruled defendants' demurrers with respect to all other claims.

At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff's affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff's affiliates' clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff's purchase of such certificates.  On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants' motion to dismiss with respect to plaintiff's standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB's obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company's motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court's decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff's purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs' purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs' purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV.  On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.