Form 10-Q
period 2013-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2013-08-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

As of June 30, 2013, 4,476,587.291 Limited Partnership Redeemable Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012	2

	Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012	3

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 and 2012	4

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2013 and 2012	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40-50

Item 1A.	Risk Factors	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50-53

Item 6.	Exhibits	54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	$	$

Investments:
Investment in BHM I, LLC (cost $7,608,269 and $17,491,367, respectively)	52,351,699	63,045,391
Investment in MB Master Fund (cost $6,431,932 and $8,102,894, respectively)	6,458,605	8,142,971
Investment in PGR Master Fund (cost $4,056,606 and $6,033,345, respectively)	3,848,085	5,021,111

Total Investments	62,658,389	76,209,473

Interest receivable (MS&Co.)	1,660	2,273

Total Assets	62,660,049	76,211,746

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	911,992	1,590,323
Accrued brokerage fees (MS&Co.)	322,418	387,030
Accrued management fees	146,749	174,921

Total Liabilities	1,381,159	2,152,274

Partners’ Capital:

Limited Partners (4,476,587.291 and 5,140,837.802 Units, respectively)	60,589,708	73,232,715
General Partner (50,919.274 and 58,037.274 Units, respectively)	689,182	826,757

Total Partners’ Capital	61,278,890	74,059,472

Total Liabilities and Partners’ Capital	62,660,049	76,211,746

NET ASSET VALUE PER UNIT	13.53	14.25

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2013 (Unaudited) and December 31, 2012

As of June 30, 2013 and December 31, 2012, the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	4,851	13,079	16,725	25,312

EXPENSES
Brokerage fees (MS&Co.)	998,190	1,541,158	2,095,047	3,294,236
Management fees	450,808	701,595	944,992	1,500,580

Total Expenses	1,448,998	2,242,753	3,040,039	4,794,816

NET INVESTMENT LOSS	(1,444,147)	(2,229,674)	(3,023,314)	(4,769,504)

TRADING RESULTS
Trading profit (loss):
Net realized loss on investment in BHM I, LLC	(293,098)	(603,614)	(186,539)	(638,538)
Net realized gain (loss) on investment in MB Master Fund	(1,112)	3,792	(3,929)	4,456
Net realized loss on investment in PGR Master Fund	(29,225)	(17,893)	(26,883)	(20,907)
Net change in unrealized depreciation on investment in BHM I, LLC	(1,688,329)	(6,028,202)	(810,594)	(1,953,965)
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	(173,797)	135,459	(13,404)	241,654
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	325,543	(611,074)	803,713	(1,014,581)

Total Trading Results	(1,860,018)	(7,121,532)	(237,636)	(3,381,881)

NET LOSS	(3,304,165)	(9,351,206)	(3,260,950)	(8,151,385)

NET LOSS ALLOCATION
Limited Partners	(3,266,745)	(9,238,785)	(3,223,383)	(8,049,924)
General Partner	(37,420)	(112,421)	(37,567)	(101,461)

NET LOSS PER UNIT *
Limited Partners	(0.71)	(1.43)	(0.72)	(1.29)
General Partner	(0.71)	(1.43)	(0.72)	(1.29)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,715,549.379	6,545,944.429	4,896,679.729	6,842,456.197

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Loss	–	(3,223,383)	(37,567)	(3,260,950)

Redemptions	(671,368.511)	(9,419,624)	(100,008)	(9,519,632)

Partners’ Capital,
June 30, 2013	4,527,506.565	60,589,708	689,182	61,278,890

Partners’ Capital,
December 31, 2011	7,289,766.853	115,518,403	1,256,122	116,774,525

Net Loss	–	(8,049,924)	(101,461)	(8,151,385)

Redemptions	(1,084,867.245)	(17,255,615)	–	(17,255,615)

Partners’ Capital,
June 30, 2012	6,204,899.608	90,212,864	1,154,661	91,367,525

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The current term of the Management Agreement with Blenheim will expire on November 30, 2013 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on June 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with Aventis will expire on June 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2013 and 2012 were as follows:

                                For the Three                                                              For the Six
                         Months Ended June 30,                                             Months Ended June 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 14.24	$ 16.16	$ 14.25	$ 16.02

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.31)	(0.35)	(0.63)	(0.71)
Realized/Unrealized Loss (1)	(0.40)	(1.08)	(0.09)	(0.58)
Net Loss	(0.71)	(1.43)	(0.72)	(1.29)

Net asset value, June 30:	$ 13.53	$ 14.73	$ 13.53	$ 14.73

Ratios to average net assets:
Net Investment Loss (2)	(9.1)%	(9.3)%	(9.0)%	(9.1)%
Expenses before Incentive Fees (2)	9.1%	9.3%	9.1%	9.1%
Expenses after Incentive Fees (2)	9.1%	9.3%	9.1%	9.1%
Net Loss (2)	(20.7)%	(39.0)%	(9.7)%	(15.5)%
Total return before incentive fees	(5.0)%	(8.8)%	(5.1)%	(8.1)%
Total return after incentive fees	(5.0)%	(8.8)%	(5.1)%	(8.1)%

(1)	Realized/Unrealized Loss is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

U.S. Treasury bill discount rate.  MS&Co. will retain any interest earned in excess of the interest paid by MS&Co. to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays brokerage fees to MS&Co.

4.  Financial Instruments
The Partnership trades Futures Interests.  Subsequent to December 1, 2011, the Partnership trades futures and forwards through its investment in the Funds.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

5.  Derivatives and Hedging
As of June 30, 2013 and December 31, 2012, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The following tables summarize the net trading results of the Partnership for the three and six months  ended June 30, 2013 and 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Type of Instrument	$	$

Commodity	(1,743,131)	(74,385)
Equity	(486,020)	52,030
Foreign currency	(151,727)	192,555
Interest rate	520,860	(407,836)
Total	(1,860,018)	(237,636)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013:
	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Trading Results	$	$

Net realized loss on investment in BHM I, LLC	(293,098)	(186,539)
Net realized loss on investment in MB Master Fund	(1,112)	(3,929)
Net realized loss on investment in PGR Master Fund	(29,225)	(26,883)
Net change in unrealized depreciation on investment in BHM I, LLC	(1,688,329)	(810,594)
Net change in unrealized depreciation on investment in MB Master Fund	(173,797)	(13,404)
Net change in unrealized appreciation on investment in PGR Master Fund	325,543	803,713
Total Trading Results	(1,860,018)	(237,636)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Type of Instrument	$	$

Commodity	(5,544,774)	(1,975,143)
Equity	(2,826,865)	(2,406,082)
Foreign currency	(389,445)	(137,662)
Interest rate	1,639,552	1,137,006
Total	(7,121,532)	(3,381,881)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2012:
	For the Three Months	For the Six Months
	Ended June 30, 2012	Ended June 30, 2012
Trading Results	$	$

Net realized loss on investment in BHM I, LLC	(603,614)	(638,538)
Net realized gain on investment in MB Master Fund	3,792	4,456
Net realized loss on investment in PGR Master Fund	(17,893)	(20,907)
Net change in unrealized depreciation on investment in BHM I, LLC	(6,028,202)	(1,953,965)
Net change in unrealized appreciation on investment in MB Master Fund	135,459	241,654
Net change in unrealized depreciation on investment in PGR Master Fund	(611,074)	(1,014,581)
Total Trading Results	(7,121,532)	(3,381,881)

6.  Fair Value Measurements and Disclosures
On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows.  Specifically, it eliminates the requirements that substantially all of an entity’s investments

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

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

June 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	52,351,699	n/a	52,351,699
Investment in MB Master Fund	–	6,458,605	n/a	6,458,605
Investment in PGR Master Fund	–	3,848,085	n/a	3,848,085
Total Assets	–	62,658,389	n/a	62,658,389

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	63,045,391	n/a	63,045,391
Investment in MB Master Fund	–	8,142,971	n/a	8,142,971
Investment in PGR Master Fund	–	5,021,111	n/a	5,021,111
Total Assets	–	76,209,473	n/a	76,209,473

During the period January 1, 2013 to June 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 85.4% and 85.1% for BHM I, LLC, 10.5% and 11.0% for MB Master Fund, and 6.3% and 6.8% for PGR Master Fund respectively, of the net asset value of the Partnership at June 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and six months ended June 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:
For the Three Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,814,083)	(13,128,583)	(14,942,666)
MB Master Fund	17,050	(966,855)	(8,643,760)	(9,610,615)
PGR Master Fund	2,134	(54,085)	2,151,266	2,097,181

For the Six Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(3,643,074)	(6,889,491)	(10,532,565)
MB Master Fund	51,270	(1,836,344)	(2,785,994)	(4,622,338)
PGR Master Fund	8,042	(86,856)	5,850,232	5,763,376

For the Three Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(37,706)	(2,138,823)	(35,849,383)	(37,988,206)
MB Master Fund	4,995	(179,876)	612,540	432,664
PGR Master Fund	6,406	(42,967)	(4,624,963)	(4,667,930)

For the Six Months Ended June 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(48,368)	(4,318,720)	(17,698,751)	(22,017,471)
MB Master Fund	8,802	(308,430)	1,083,604	775,174
PGR Master Fund	11,318	(69,323)	(6,891,029)	(6,960,352)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 4.54%; Currency 2.63%; Equity 5.36%; and Commodity 87.47%.

Liquidity.  The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2013, approximately 0% of the Partnership’s total investment exposure through investments in underlying funds is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2013, and March 31, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of June 30, 2013 (%)	Allocations as of March 31, 2013 (%)	Allocations as of June 30, 2013($)	Allocations as of March 31, 2013 ($)	Change during the period (%)

Blenheim	84.77	82.47	51,946,384	56,939,603	(8.77)%
Aventis	8.99	9.73	5,507,269	6,717,195	(18.01)%
PGR	6.24	7.80	3,825,238	5,383,975	(28.95)%

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2013
The Partnership recorded total trading results including interest income totaling $(1,855,167) and expenses totaling $1,448,998, resulting in a net loss of $3,304,165 for the three months ended June 30, 2013.
The Partnership’s net asset value per Unit decreased from $14.24 at March 31, 2013, to $13.53 at June 30, 2013.

During the second quarter, the Partnership posted a loss in Net Asset Value as trading losses in metals, currencies, and global stock indices offset gains from trading agriculturals and global interest rates. Trading results in the energy sector were relatively flat and had no material impact on the Partnership’s performance for the quarter. The most significant losses were incurred within the metals markets during April and June, from long positions in palladium and platinum futures as prices declined after U.S. economic data topped estimates, eroding the appeal of the metals as a store of value.  Furthermore, prices of palladium and platinum futures continued to decline as a South African mining union said it would postpone a potential strike until after talks with government leaders. Within the currency sector, losses were incurred primarily during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound recorded losses as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the global stock index sector, losses were incurred primarily during June from long positions in Pacific Rim and European equity index futures as prices declined on concern central banks may scale back economic stimulus measures. A portion of the Partnership’s losses during the quarter was offset by gains experienced within the agricultural sector, primarily during June, from short positions in corn and soybean futures as prices fell during the first half of the month after warm weather and soil moisture boosted the outlook for U.S. yields.  Additional gains were recorded in this sector during April from long cocoa futures positions. Within the global interest rate sector, gains were experienced during June from short positions in U.S. fixed income futures as prices moved lower on speculation the U.S. Federal Reserve may curtail its asset purchase program.

The Partnership recorded total trading results including interest income totaling $220,911 and expenses totaling $3,040,039, resulting in a net loss of $3,260,950 for the six months ended June 30, 2013.  The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012, to $13.53 at June 30, 2013.

During the first six months of the year, the Partnership posted a loss in Net Asset Value as losses from trading in global interest rates, currencies, and metals more than offset gains from trading global stock indices, agriculturals, and energies.  The most significant losses were incurred within the global interest rate sector, primarily during February, from short futures positions in U.S. government bonds and notes as prices rose after U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program. Additional losses from short futures positions in U.S. government bonds and notes were experienced during March as prices advanced in the latter half of the month on concerns economic uncertainty in Cypress would deepen Europe’s debt crisis. Within the currency sector, losses were incurred primarily during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound also recorded losses during June as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Losses were also incurred in the metals sector during April from short positions in gold and silver futures as precious metals prices fell sharply at mid-month on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves.  Additional losses were incurred during June from long positions in palladium and platinum futures as prices declined after U.S. economic data topped estimates, eroding the appeal of the metals as a store of value. The Partnership’s losses during the first half of the year were partially offset by gains experienced within the global stock index sector, primarily during April, from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth. Within the agricultural sector, gains were experienced primarily during June from short positions in corn and soybean futures as prices fell during the first half of the month after warm weather and soil moisture boosted the outlook for U.S. yields. Gains were also achieved within the energy sector, primarily during February, from short positions in crude oil futures as prices declined on reports that the U.S. economy grew less-than-expected in January and amid reports of increased U.S. crude stockpiles.

For the Three and Six Months Ended June 30, 2012
The Partnership recorded total trading results including interest income totaling $(7,108,453) and expenses totaling $2,242,753, resulting in a net loss of $9,351,206 for the three months ended June 30, 2012.
The Partnership’s net asset value per Unit decreased from $16.16 at March 31, 2012, to $14.73 at June 30, 2012.

The most significant trading losses were incurred within the metals markets during May and June, from long futures positions in palladium as prices fell on concerns that Europe’s worsening debt crisis and a slowing U.S. recovery signal weaker demand for metals. Within the agricultural sector, losses were incurred primarily during May from long positions in corn futures as prices moved lower on speculation that rain will improve prospects for newly planted crops in the U.S. Additional losses were experienced from long positions in soybean futures as prices declined as rain and cool weather in some U.S. growing areas boosted prospects for recently planted soybean crops. Within the global interest rate markets, losses were incurred primarily during April from short positions in U.S. fixed-income futures as prices advanced as Standard & Poor’s cut Spain’s credit rating, adding to concerns that central banks and politicians are failing to contain the European debt crisis. Within the global stock index sector, losses were incurred primarily during May from long positions in U.S. and Pacific Rim equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Within the currency sector, losses were incurred during April and June. During April, losses were incurred from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real fell relative to the U.S. dollar after the Brazilian Central Bank purchased U.S. dollars in order to protect exporters from a strong local currency. During June, losses were incurred from short positions in the euro as the value of the euro rose against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Within the energy sector, smaller losses were incurred primarily during May and June. During May, losses were incurred from long futures positions in crude oil and its related products as prices declined after crude stockpiles increased in the U.S. During June, losses were incurred from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Prices continued to rise after a U.S. government report revealed a smaller-than-expected gain in inventories.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2013, the Partnership’s total capitalization was approximately $61 million.
                                  June 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$143,281	0.23

Interest Rate	247,727	0.40

Equity	292,058	0.48

Commodity	4,769,647	7.78

Total	$5,452,713	8.89

                                  Three Months Ended June 30, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	1,151,830	136,166	691,561
Interest Rate	924,718	42,982	351,620
Equity	1,201,884	256,017	766,298
Commodity	5,033,119	3,402,167	4,233,420
* Average of month-end VaR

As of December 31, 2012 the Partnership’s total capitalization was approximately $74 million.

                                  December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$462,946	0.63

Interest Rate	349,962	0.47

Equity	286,825	0.39

Commodity	3,568,939	4.82

Total	$4,668,672	6.31

                                  Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,897,812	117,136	1,466,530
Interest Rate	1,770,555	349,962	999,085
Equity	1,137,390	198,844	526,847
Commodity	8,236,768	3,509,981	5,678,562
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2013.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.

The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5. OTHER INFORMATION

The Partnership does not have officers or a board of directors. The General Partner of the Partnership is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner.  Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-

Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice

President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2013	By:	/s/Damian George
Damian George
Chief Financial Officer and Director

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.