Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2013-11-14
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 4,185,108.359 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012	3

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	4

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Financial Statements	6-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40-51

Item 1A.	Risk Factors	51

Item 4.	Mine Safety Disclosures	51

Item 6.	Exhibits	51-52

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Investments:
Investment in BHM I, LLC (cost $4,318,713 and $17,491,367, respectively)	51,325,010	63,045,391
Investment in MB Master Fund (cost $5,434,076 and $8,102,894, respectively)	5,554,477	8,142,971
Investment in PGR Master Fund (cost $3,988,512 and $6,033,345, respectively)	3,659,220	5,021,111

Total Investments	60,538,707	76,209,473

Interest receivable (MS&Co.)	444	2,273

Total Assets	60,539,151	76,211,746

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,414,142	1,590,323
Accrued brokerage fees (MS&Co.)	293,134	387,030
Accrued management fees	133,756	174,921

Total Liabilities	1,841,032	2,152,274

Partners’ Capital:

Limited Partners (4,185,108.359 and 5,140,837.802 Units, respectively)	57,992,378	73,232,715
General Partner (50,919.274 and 58,037.274 Units, respectively)	705,741	826,757

Total Partners’ Capital	58,698,119	74,059,472

Total Liabilities and Partners’ Capital	60,539,151	76,211,746

NET ASSET VALUE PER UNIT	13.86	14.25

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2013 (Unaudited) and December 31, 2012

As of September 30, 2013 and December 31, 2012, the Partnership held no futures or forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	3,321	15,764	20,046	41,076

EXPENSES
Brokerage fees (MS&Co.)	905,969	1,331,064	3,001,016	4,625,300
Management fees	413,468	603,735	1,358,460	2,104,315

Total Expenses	1,319,437	1,934,799	4,359,476	6,729,615

NET INVESTMENT LOSS	(1,316,116)	(1,919,035)	(4,339,430)	(6,688,539)

TRADING RESULTS
Trading profit (loss):
Net realized gain (loss) on investment in BHM I, LLC	481,449	381,306	294,910	(257,232)
Net realized gain on investment in MB Master Fund	22,817	2,077	18,888	6,533
Net realized loss on investment in PGR Master Fund	(661)	(2,995)	(27,544)	(23,902)
Net change in unrealized appreciation on investment in BHM I, LLC	2,262,867	3,005,657	1,452,273	1,051,691
Net change in unrealized appreciation on investment in MB Master Fund	93,728	332,886	80,324	574,541
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	(120,771)	103,092	682,942	(911,489)

Total Trading Results	2,739,429	3,822,023	2,501,793	440,142

NET INCOME (LOSS)	1,423,313	1,902,988	(1,837,637)	(6,248,397)

NET INCOME (LOSS) ALLOCATION
Limited Partners	1,406,754	1,881,505	(1,816,629)	(6,168,419)
General Partner	16,559	21,483	(21,008)	(79,978)

NET INCOME (LOSS) PER UNIT *
Limited Partners	0.33	0.31	(0.39)	(0.98)
General Partner	0.33	0.31	(0.39)	(0.98)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	4,433,621.713	5,964,788.262	4,740,630.874	6,547,764.774

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Loss	–	(1,816,629)	(21,008)	(1,837,637)

Redemptions	(962,847.443)	(13,423,708)	(100,008)	(13,523,716)

Partners’ Capital,
September 30, 2013	4,236,027.633	57,992,378	705,741	58,698,119

Partners’ Capital,
December 31, 2011	7,289,766.853	115,518,403	1,256,122	116,774,525

Net Loss	–	(6,168,419)	(79,978)	(6,248,397)

Redemptions	(1,672,560.832)	(25,840,742)	(200,007)	(26,040,749)

Partners’ Capital,
September 30, 2012	5,617,206.021	83,509,242	976,137	84,485,379

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The current term of the Management Agreement with Blenheim will expire on November 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on September 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management
Agreement with Aventis will expire on September 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 13.53	$ 14.73	$ 14.25	$ 16.02

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.30)	(0.33)	(0.93)	(1.04)
Realized/Unrealized Income (1)	0.63	0.64	0.54	0.05
Net Income (Loss)	0.33	0.31	(0.39)	(0.98)

Net asset value, September 30:	$ 13.86	$ 15.04	$ 13.86	$ 15.04

Ratios to average net assets:
Net Investment Loss (2)	(8.8)%	(8.8)%	(8.9)%	(9.0)%
Expenses before Incentive Fees (2)	8.8%	8.9%	9.0%	9.1%
Expenses after Incentive Fees (2)	8.8%	8.9%	9.0%	9.1%
Net Income (Loss) (2)	9.5%	8.8%	(3.8)%	(8.4)%
Total return before incentive fees	2.4%	2.1%	(2.7)%	(6.1)%
Total return after incentive fees	2.4%	2.1%	(2.7)%	(6.1)%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Subsequent to December 1, 2011, the Partnership trades futures and forwards through its investment in the Funds.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

5.  Derivatives and Hedging
As of September 30, 2013 and December 31, 2012, the Partnership held no futures and forward contracts; therefore, there were no net unrealized gains or losses on futures or forward contracts.

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	2,791,604	2,717,219
Equity	124,551	176,581
Foreign currency	(42,935)	149,620
Interest rate	(133,791)	(541,627)
Total	2,739,429	2,501,793

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized gain on investment in BHM I, LLC	481,449	294,910
Net realized gain on investment in MB Master Fund	22,817	18,888
Net realized loss on investment in PGR Master Fund	(661)	(27,544)
Net change in unrealized appreciation on investment in BHM I, LLC	2,262,867	1,452,273
Net change in unrealized appreciation on investment in MB Master Fund	93,728	80,324
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	(120,771)	682,942
Total Trading Results	2,739,429	2,501,793

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	3,199,294	1,224,151
Equity	(643,446)	(3,049,528)
Foreign currency	61,437	(76,225)
Interest rate	1,204,738	2,341,744
Total	3,822,023	440,142

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized loss on investment in BHM I, LLC	381,306	(257,232)
Net realized gain on investment in MB Master Fund	2,077	6,533
Net realized loss on investment in PGR Master Fund	(2,995)	(23,902)
Net change in unrealized appreciation on investment in BHM I, LLC	3,005,657	1,051,691
Net change in unrealized appreciation on investment in MB Master Fund	332,886	574,541
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	103,092	(911,489)
Total Trading Results	3,822,023	440,142

6.  Fair Value Measurements and Disclosures
On October 1, 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows.  Specifically, it eliminates the requirements that substantially all of an entity’s investments

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

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

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	51,325,010	n/a	51,325,010
Investment in MB Master Fund	–	5,554,477	n/a	5,554,477
Investment in PGR Master Fund	–	3,659,220	n/a	3,659,220
Total Assets	–	60,538,707	n/a	60,538,707

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	63,045,391	n/a	63,045,391
Investment in MB Master Fund	–	8,142,971	n/a	8,142,971
Investment in PGR Master Fund	–	5,021,111	n/a	5,021,111
Total Assets	–	76,209,473	n/a	76,209,473

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 87.4% and 85.1% for BHM I, LLC, 9.5% and 11.0% for MB Master Fund, and 6.2% and 6.8% for PGR Master Fund, respectively, of the net asset value of the Partnership at September 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and nine months ended September 30, 2013 and 2012, respectively, in accordance with Rule 3-09 of Regulation S-X as follows:

For the Three Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,663,715)	18,270,087	16,606,372
MB Master Fund	13,014	(1,512,471)	6,850,473	5,338,002
PGR Master Fund	1,273	(18,354)	(905,930)	(924,284)

For the Nine Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(5,306,789)	11,380,596	6,073,807
MB Master Fund	64,284	(3,348,815)	4,064,479	715,664
PGR Master Fund	9,315	(105,210)	4,944,302	4,839,092

For the Three Months Ended September 30, 2012	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,923,755)	19,756,649	17,832,894
MB Master Fund	7,610	(176,891)	1,766,012	1,589,121
PGR Master Fund	6,635	(28,037)	615,526	587,489

For the Nine Months Ended September 30, 2012	Investment Income/(Loss)	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	(48,368)	(6,242,475)	2,057,898	(4,184,577)
MB Master Fund	16,412	(485,321)	2,849,616	2,364,295
PGR Master Fund	17,953	(97,360)	(6,275,503)	(6,372,863)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

9.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 4.17%; Currency 6.74%; Equity 4.57%; and Commodity 84.52%.

Liquidity.  The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission (“CFTC”) for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2013, approximately 2.51% of the Partnership’s total investment exposure through investments in underlying funds is forward contracts which are off-exchange traded.

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

PGR trades its PGR Mayfair Investment Program (formerly known as PGR Mayfair Program) on behalf of the Partnership.  PGR’s futures investment program seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2013, and June 30, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2013 (%)	Allocations as of June 30, 2013 (%)	Allocations as of September 30, 2013($)	Allocations as of June 30, 2013 ($)	Change during the period (%)

Blenheim	85.77	84.77	50,953,571	51,946,384	(1.91)
Aventis	8.10	8.99	4,813,317	5,507,269	(12.60)
PGR	6.12	6.24	3,638,302	3,825,238	(4.89)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $2,742,750 and expenses totaling $1,319,437, resulting in an income of $1,423,313 for the three months ended September 30, 2013.
The Partnership’s net asset value per Unit increased from $13.53 at June 30, 2013, to $13.86 at September 30, 2013.

During the third quarter, the Partnership posted a gain in net asset value as trading gains in agriculturals, metals, and global stock indices offset losses from trading energies and currencies.  Trading results from the global interest rate sector were relatively flat for the quarter and had no material impact on the Fund’s performance.  The most significant gains were experienced within the agricultural markets during July and September from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the commodity.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West African, the world’s top growing region for cocoa, may damage the next crop.  Within the metals sector, gains were experienced during July and August from long positions in platinum and palladium futures as prices advanced amid reports of a surge in automobile sales in the U.S.   Additional gains were experienced from long positions in platinum and palladium as prices advanced amid speculation demand for the metal will outpace supply as labor strikes and rising mining costs in South Africa curb output.  Within the global stock index sector, gains were experienced primarily during July from long positions in U.S. and European equity index futures as prices advanced amid optimism central banks will maintain loose monetary policies to boost economic growth.  A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy sector, primarily during July, from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Within the currency sector, losses were incurred during July from short positions in the euro versus the U.S. dollar as the value of the euro advanced after purchasing-manager indexes showed manufacturing in the currency bloc unexpectedly expanded in July, bolstering demand for the region’s assets.

The Partnership recorded total trading results including interest income totaling $2,521,839 and expenses totaling $4,359,476, resulting in a net loss of $1,837,637 for the nine months ended September 30, 2013.
The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012, to $13.86 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as trading losses in energies, currencies, and global interest rates offset gains recorded from trading agriculturals, metals, and global stock indices.  The most significant losses were incurred within the energy sector, primarily during July, from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Within the currency sector, losses were incurred primarily during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound also recorded losses during June as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the global interest rate sector, losses were incurred primarily during February from short futures positions in U.S. government bonds and notes as prices rose after U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program. Additional losses from short futures positions in U.S. government bonds and notes were experienced during March as prices advanced in the latter half of the month on concerns economic uncertainty in Cypress would deepen Europe’s debt crisis. The Partnership’s losses during the first nine months of the year were offset by gains experienced within the agricultural markets, primarily during July and September, from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the chocolate ingredient.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West African, the world’s top growing region for cocoa, may damage the next crop. Within the metals sector, gains were experienced during July and August from long positions in platinum and palladium futures as prices advanced amid reports of a surge in automobile sales in the U.S.   Additional gains were experienced from long positions in platinum and palladium as prices advanced amid speculation demand for the metal will outpace supply as labor strikes and rising mining costs in South Africa curb output.  Within the global stock index sector, gains were experienced primarily during April from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-

looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $59 million.

                                  September 30, 2013

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$436,626	0.74

Interest Rate	270,090	0.46

Equity	296,223	0.50

Commodity	5,475,022	9.33

Total	$6,477,961	11.03

                                 Three Months Ended September 30, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	436,626	–	166,389
Interest Rate	287,637	71,551	166,183
Equity	502,713	192,682	349,466
Commodity	5,868,446	619,763	5,322,822
* Average of month-end VaR.

As of December 31, 2012 the Partnership’s total capitalization was approximately $74 million.

December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$462,946	0.63

Interest Rate	349,962	0.47

Equity	286,825	0.39

Commodity	3,568,939	4.82

Total	$4,668,672	6.31

  Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,897,812	117,136	1,466,530
Interest Rate	1,770,555	349,962	999,085
Equity	1,137,390	198,844	526,847
Commodity	8,236,768	3,509,981	5,678,562
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial
Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 14, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.