Form 10-K
period 2013-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2014-03-28
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,589,708 at June 30, 2013.

As of February 28, 2014, 3,612,440.876 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-6

Item 1A.	Risk Factors	6-35

Item 1B.	Unresolved Staff Comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	35-50

Item 4.	Mine Safety Disclosures	50

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	51

Item 6.	Selected Financial Data	52

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53-74

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	74-83

Item 8.	Financial Statements and Supplementary Data	83-84

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84

Item 9A.	Controls and Procedures	84-86

Item 9B.	Other Information	86

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	87-96

Item 11.	Executive Compensation	96

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96

Item 13.	Certain Relationships and Related Transactions, and Director Independence	96-97

Item 14.	Principal Accountant Fees and Services	97

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	98

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                      Part of Form 10-K

Annual Report to Morgan Stanley Smith Barney
Spectrum Series Limited Partners
for the year ended December 31, 2013                                                                                                               II, III, and IV

PART I

Item 1.  BUSINESS
(a)  General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”).  The Partnership commenced trading operations on November 2, 1994.  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Global Balanced L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.).  Morgan Stanley International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”), PGR Capital L.P. (“PGR”) and Blenheim Capital Management, L.L.C. (“Blenheim”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).   A description of the trading activities and focus of each Trading Advisor begins on page 55 under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aventis and PGR manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

The portion of the Partnership’s assets which is managed by Blenheim was initially invested as capital in Morgan Stanley Smith Barney BHM I, LLC ("BHM I, LLC" or the "Trading Company").  BHM I, LLC was formed in order to permit commodity pools operated by the General Partner and managed by Blenheim to invest together in one trading vehicle and to promote efficiency and economy in the trading process.  Ceres is the trading manager to BHM I, LLC.

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

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $14.25 and returned (4.3)% to $13.64 per Unit on December 31, 2013.  For a more detailed description of the Partnership's business see subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options on such contracts.  The relevant financial information is presented in Part II. Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

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

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades futures, forwards and options on such contracts on non-U.S. exchanges.

(e)  Available Information.  The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov.  The Partnership’s CIK number is 0000925263.

Item 1A.  RISK FACTORS
This section includes some of the principal risks that investors will face with an investment in the Partnership.

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK.  THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership and the Offering of Units

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association (“NFA”) fees) but could not generate any recognized gain or loss.  Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Advisors, terminate one or more or select additional Trading Advisors at any time.  Any such reallocation could adversely affect the performance of the Partnership or of any one Trading Advisor.

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

The Partnership’s Structure Has Conflicts of Interest.
•
The General Partner, Morgan Stanley Wealth Management, MS&Co., MSCG, and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.  Due to the fact that they are affiliates, the General Partner has a disincentive to replace MS&Co. as a commodity broker.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

•
The Trading Advisors, MS&Co., Morgan Stanley Wealth Management, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.  These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays.  The records of any such trading will not be available for inspection by Limited Partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Partnership, or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on the parties involved with such conflicts to resolve them equitably.

An Investment in Units May Not Diversify an Overall Portfolio. One of the objectives of the Partnership is to add an element of diversification to a traditional stock and bond portfolio.  Studies show that diversifying a portfolio with investments that produce independent, positive results tends to improve the overall return of the portfolio while reducing its volatility.  Even if an investment in the Partnership reduces your portfolio’s volatility, the overall performance of your portfolio may be negative or flat.

While the Partnership’s performance may be largely independent of the general stock and bond markets, there is no assurance that it will be consistently independent or non-correlated.  An investment in the Partnership could increase rather than reduce overall portfolio losses during periods when the Partnership as well as stocks and bonds decline in value.  There is no way of predicting whether the Partnership will lose more or less than stocks and bonds in declining markets.  You may lose your entire investment in the Partnership.

Moreover, investors’ existing portfolios and individual risk tolerances may differ so that the result of non-independent and/or negative performance on individual portfolios will vary.

You must not consider the Partnership to be a hedge against losses in your core stock and bond portfolios.  You should consider whether diversification in itself or the diversification provided by the Partnership is worthwhile, even if the Partnership is profitable.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency (“OCC”). Specifically, the Act amended the Bank Holding Company Act to require that, effective

July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley must remain well-capitalized and well-managed for the election to continue to be effective.  Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks.  In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve. The Federal Reserve is also required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.  The Federal Reserve has proposed, but not yet finalized, rules to implement these requirements.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risk, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule).  The Final Rule will become effective on April 1, 2014.  Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership and the Trading Companies.  The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates.  The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Companies. Structural changes to the Partnership and/or the Trading Companies could also be required.  To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Companies are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments, with a final deadline of July 21, 2015 for all such activities and investments to be unwound and the Partnership and the Trading Companies to be in compliance with the Final Rule.  It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to various aspects of the Final Rule.

Redemptions from the Partnership and/or the Trading Companies by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership and/or the Trading Companies to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership and/or the Trading Companies.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, (iii) in which the banking entity continues to hold an ownership interest.  Such general prohibitions will restrict the activities of the Partnership and/or the Trading Companies.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner.  Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market and certain foreign exchange transactions.  The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

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

The Partnership’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. Trading Advisors may use substantial leverage in trading the Partnership’s assets. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by the Trading Advisors in their trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Partnership’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to ten times the Partnership’s net assets. Under certain conditions, however, the Partnership’s leverage could exceed (or be less than) such range.  The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

Options Trading Can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser or an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Factors that can contribute to market illiquidity for exchange-traded contracts include:

•	exchange-imposed price fluctuation limits;

•	limits on the number of contracts speculative traders may hold in most commodity markets; and

•	market disruptions.

The General Partner expects that non-exchange traded contracts will be traded for commodity interests for which there is generally a liquid underlying market.  Such markets, however, may experience periods of illiquidity and are also subject to market disruptions.

Since the Trading Advisors already manage sizable assets in the commodity markets, it is probable that the Partnership will encounter illiquid situations.  It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market or broker are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets or brokers.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator.  In addition, the Partnership’s assets held outside of the United States to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction.  A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered.  The General Partner might have little or no notice that such events were happening.  In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some foreign exchanges on which the Partnership trades may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The Partnership is valued in U.S. dollars.  Contracts on foreign exchanges are usually traded in the local currency.  The Partnership’s assets held in connection with contracts priced and settled in a foreign currency may be held in a foreign depository in accounts denominated in a foreign currency.  Changes in the value of the local currency relative to the U.S. dollar could cause losses to the Partnership even if the contract traded is profitable.

Risks Associated with Affiliates

The Partnership’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges.  While the use of affiliates can provide certain benefits, it can also pose certain risks.  In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time.  Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction.  Moreover, return of the Partnership’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs.  If, on the other hand, a clearing broker had cleared its customers’ foreign futures and foreign options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Partnership’s positions and return the balance to the trustee for distribution to the Partnership.

The percentage of the Partnership’s positions which are traded on foreign exchanges can vary significantly from month to month.

The Unregulated Nature of Uncleared Trading in the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some over-the-counter “spot” contracts are entered into between private parties off of an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the

Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts of foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and MSCG and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk.  The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities).  These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act.  On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act.  The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.”  The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants.  In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements.  Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of the Partnership’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Some swap counterparties may require the Partnership to deposit collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership.  If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would result in losses to the Partnership.

There are no limitations on daily price movements in swaps.  Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities.  In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

Trading of swaps will be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Central Clearing Parties Could Fail.  Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain.

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

The Partnershipis Subject to Speculative Position Limits. U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the  profitability of the Partnership.  The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership.  In addition, in October 2011, the CFTC adopted new rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnershiphas Credit Risk to the Commodity Brokers. The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds.  If no property is available for distribution, the Partnership would not recover any of its assets.  With respect to the Partnership’s over-the-counter foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  Once the Dodd-Frank Act is fully implemented, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian.  It is likely the party requesting segregation will pay the costs of such custodial arrangement.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax.

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

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are SubjectTo Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (“Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction-rate securities.  Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction-rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction-rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction-rate securities; and (5) pay a total penalty of $35 million.  On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position.  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as exchanges for related positions in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.  At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September

2014. The Company is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that the Company knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million, and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013.  On May 3,
2013, the Company filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common

Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, the Company filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, the Company filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, the Company filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certifications had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus and losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New

Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million.  Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million.  Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs.  The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  The Partnership has issued no stock.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at February 28, 2014, was approximately 5,935.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994.  Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2013	2012	2011	2010	2009
	$	$	$	$	$
Total Trading Results
including interest income	2,907,990	(2,174,062)	(27,934,884)	37,211,922	20,047,787

Net Income (Loss)	(2,701,002)	(10,647,177)	(42,585,071)	19,548,475	1,772,538

Net Income (Loss) Per
Unit (Limited & General
Partners)	(0.61)	(1.77)	(5.47)	2.36	0.31

Total Assets	54,495,997	76,211,746	119,284,434	185,387,360	188,509,800

Total Limited Partners’
Capital	52,246,247	73,232,715	115,518,403	177,594,148	178,420,459

Net Asset Value Per Unit	13.64	14.25	16.02	21.49	19.13

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 1.01%; Currency 1.72%; Equity 8.43%; and Commodity 88.84%.

Liquidity.  The Partnership deposits its assets with MS&Co. as clearing commodity broker in separate futures, forwards and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading.  The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

PGR trades its PGR Mayfair Investment Program (formerly, the PGR Mayfair Program) on behalf of the Partnership.  PGR’s futures investment program seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2013, and September 30, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of December 31, 2013 (%)	Allocations as of September 30, 2013 (%)	Allocations as of December 31, 2013 ($)	Allocations as of September 30, 2013 ($)	Change during the period(%)

Blenheim	88.09	85.77	46,634,244	50,953,571	(8.48)
Aventis	5.66	8.10	2,997,967	4,813,317	(37.72)
PGR	6.25	6.12	3,308,705	3,638,302	(9.06)

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” and “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC, PGR Master Fund and

MB Master  Fund”, respectively, for  open contracts, and recorded as “Net realized trading profit (loss)” and “Realized gain (loss) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M.(E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees and brokerage fees, of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $2,907,990 and expenses totaling $5,608,992, resulting in a net loss of $2,701,002 for the year ended December 31, 2013.  The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012, to $13.64 at December 31, 2013.  Total redemptions for the year were $18,417,554 and the Partnership’s ending capital was $52,940,916 at December 31, 2013, a decrease of $21,118,556 from ending capital at December 31, 2012, of $74,059,472.

During the year, the Partnership posted a loss in net asset value as trading losses in global interest rates, currencies, and energies offset gains recorded from trading agriculturals, global stock indices, and metals.  The most significant losses were incurred within the global interest rate sector primarily during

February from short futures positions in U.S. government bonds and notes as prices rose after U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program.  Additional losses from short futures positions in U.S. government bonds and notes were experienced during March and April as prices advanced on concerns economic uncertainty in Cypress would deepen Europe’s debt crisis.  In the currency sector, losses were recorded, primarily during June, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period.  Meanwhile, long positions in the Swiss franc, euro, and British pound also recorded losses during June as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies.  Within the energy sector, losses were incurred primarily during July from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Losses from short positions in this sector were also experienced during June.  The Partnership’s losses during the year were offset by gains experienced within the agricultural markets, primarily during July and September, from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the chocolate ingredient.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West African, the world’s top growing region for cocoa, may damage the next crop.  Within the global stock index sector, gains were experienced throughout a majority of the year from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will generally maintain loose monetary policies to boost economic growth.  Within the metals sector, gains were experienced during January,

July, and August from long positions in platinum and palladium futures as prices advanced amid concerns of supply shortages and labor disruptions at South African mines.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2013 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2013, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

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
The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States, and most foreign exchanges on which the Partnership trades, is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties.   Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

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

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges.  Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and, on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Ceres deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy.  The Partnership presently deals with MS&Co., as the sole counterparty on all trading of foreign currency forward contracts, and MSCG, as the sole counterparty on all trading of options of foreign currency forward contracts.

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2013, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures
On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820.  The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, and credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	46,985,018	n/a	46,985,018
Investment in PGR Master Fund	–	3,327,454	n/a	3,327,454
Investment in MB Master Fund	–	4,183,031	n/a	4,183,031
Total Assets	–	54,495,503	n/a	54,495,503

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	63,045,391	n/a	63,045,391
Investment in PGR Master Fund	–	5,021,111	n/a	5,021,111
Investment in MB Master Fund	–	8,142,971	n/a	8,142,971
Total Assets	–	76,209,473	n/a	76,209,473

During the twelve months ended December 31, 2013 and 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership invests a portion of its assets in each of BHM I, LLC, MB Master Fund and PGR Master Fund.  The Partnership’s investment in BHM I, LLC, MB Master Fund and PGR Master Fund represents approximately 88.7% and 85.1%; 7.9% and 11.0%; and 6.3% and 6.8%, respectively of the net asset value of the Partnership at December 31, 2013 and 2012 respectively.

Summarized information for the Partnership’s investment in BHM I, LLC, MB Master Fund and PGR Master Fund, as of December 31, 2013 and 2012, is as follows:

December 31, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	88.7	46,985,018	1,541,389	n/a	n/a	n/a
MB Master Fund	7.9	4,183,031	239,381	n/a	n/a	n/a
PGR Master Fund	6.3	3,327,454	1,098,552	n/a	n/a	n/a

December 31, 2012
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income (Loss)	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	85.1	63,045,391	(1,117,246)	n/a	n/a	n/a
MB Master Fund	11.0	8,142,971	164,303	n/a	n/a	n/a
PGR Master Fund	6.8	5,021,111	(1,278,585)	n/a	n/a	n/a

The Partnership does not directly pay BHM I, LLC, PGR Master Fund and MB Master Funds for its pro rata portion of incentive, management and administrative fees.  Such fees are directly paid by the Partnership to the respective parties.

For BHM I, LLC, PGR Master Fund and MB Master Fund, contributions and withdrawals are permitted on a monthly basis.

As of December 31, 2013 and 2012, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

The tables below represent summarized Income Statement information for BHM I, LLC, PGR Master Fund and MB Master Fund for the years ended December 31, 2013, 2012, and 2011, respectively, to meet the requirements of Regulation S-X Rule 3-09:
December 31, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	2,258	(6,908,153)	10,136,795	3,228,642
PGR Master Fund	12,279	(134,731)	8,544,764	8,410,033
MB Master Fund	92,224	(5,087,972)	14,221,096	9,133,124

December 31, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(48,368)	(8,182,509)	(9,518,219)	(17,700,728)
PGR Master Fund	26,436	(126,749)	(8,963,355)	(9,090,104)
MB Master Fund	30,442	(691,180)	(261,679)	(952,859)

December 31, 2011	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Income (Loss)
	$	$	$	$
BHM I, LLC	(53,603)	(7,089,593)	(100,575,804)	(107,665,397)
PGR Master Fund	8,507	(110,281)	2,276,086	2,165,805
MB Master Fund	963	(325,546)	438,595	113,049

Derivatives and Hedging.
The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategies.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.  With regard to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

As of December 31, 2013, 100% of the Partnership’s total investments are futures contracts which are exchange-traded.

As of December 31, 2013 and 2012, the Partnership held no futures or forward contracts.  Therefore, there were no net unrealized gains or losses on futures or forward contracts.

The following table summarizes the valuation of the Partnership’s investments as of December 31, 2012.

December 31, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain (Loss)	Average Number of Contracts Outstanding for the Year (Absolute Quantity)
	$	$	$	$	$
Commodity	—	—	—	—	—	752
Equity	—	—	—	—	—	328
Foreign currency	—	—	—	—	—	6,514
Interest rate	—	—	—	—	—	2,260
Total	—	—	—	—	—
Unrealized currency gain (loss)					—
Total net unrealized gain (loss) on open contracts					—

The following tables summarize the net trading results of the Partnership for the years ended December 31, 2013, 2012, and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011, included in Total Trading Results:

                                           December 31,
	2013	2012	2011
Type of Instrument	$	$	$
Commodity	2,391,667	(1,374,285)	(18,052,648)
Equity	853,223	(3,098,127)	(2,778,840)
Foreign currency	197,595	(39,186)	(14,779,073)
Interest rate	(563,163)	2,280,070	7,707,782
Unrealized currency loss	–	–	(86,013)
Total	2,879,322	(2,231,528)	(27,988,792)

Line Items on the Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011:

                                             December 31,
	2013	2012	2011
Trading Results	$	$	$
Net realized	–	–	2,750,625
Net change in unrealized	–	–	(8,555,065)
Realized gain (loss) on investment in BHM I, LLC	559,473	(429,295)	(958,118)
Realized gain (loss) on investment in PGR Master Fund	5,825	(25,751)	–
Realized gain on investment in MB Master Fund	22,738	3,838	–
Unrealized appreciation (depreciation) on investment in BHM I, LLC	981,916	(687,951)	(21,346,446)
Unrealized appreciation (depreciation) on investment in PGR Master Fund	1,092,727	(1,252,834)	240,600
Unrealized appreciation (depreciation) on investment in MB Master Fund	216,643	160,465	(120,388)
Total Trading Results	2,879,322	(2,231,528)	(27,988,792)

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

Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than those disclosed below.

Effective April 1, 2014, the flat rate brokerage fees for the Partnership shall be reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

Effective March 1, 2014, the management fee payable by the Partnership to Blenheim was reduced to a rate of 1/12 of 2% (a 2% annual rate) of net assets allocated to Blenheim on the first day of each month.

Effective March 1, 2014, the incentive fee payable by the Partnership to Blenheim increased to 20% of the trading profits experienced with respect to the net assets allocated to Blenheim accruing monthly but payable as of the end of each calendar quarter.

Effective March 1, 2014, Spectrum Strategic directly pays BHM I, LLC for its pro rata portion of incentive, management and administrative fees.

Effective March 1, 2014, the management fee payable by Spectrum Strategic to Aventis was reduced to a rate of 1/12 of 1.25% (a 1.25% annual rate) of net assets allocated to Aventis on the first day of each month.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-
traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used, rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012 and the highest, lowest and average values during the twelve months ended December 31, 2013 and 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2013, the Partnership’s total capitalization was approximately $53 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$105,583	0.20%

Interest Rate	61,788	0.12%

Equity	517,311	0.98%

Commodity	5,449,549	10.29%

Total	$6,134,231	11.59%

Twelve Months Ended December 31, 2013

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,151,830	$48,843	$321,931
Interest Rate	$1,125,829	$42,982	$379,348
Equity	$1,201,884	$192,682	$557,496
Commodity	$6,739,272	$3,293,049	$4,890,265
*Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $74 million.

December 31, 2012

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$462,946	0.63%

Interest Rate	349,962	0.47%

Equity	286,825	0.39%

Commodity	3,568,939	4.82%

Total	$4,668,672	6.31%

Twelve Months Ended December 31, 2012

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,897,812	$117,136	$1,466,530
Interest Rate	$1,770,555	$349,962	$999,085
Equity	$1,137,390	$198,844	$526,847
Commodity	$8,236,768	$3,509,981	$5,678,562
*Average of month-end VaR.

Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisors will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2013 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2013, the Partnership’s primary exposure was in the Euro STOXX 50 (Europe) stock index. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Currencies.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Interest Rates.  Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership may also take futures positions in the government debt of smaller nations — e.g., Australia.

Commodities:
Metals.  The Partnership’s primary metal market exposure as of December 31, 2013 was to fluctuations in the price of palladium, tin, nickel, and platinum.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2013.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2013.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hogs and cattle prices.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2013
March 31	$1,634,256	$43,215	$(0.01)
June 30	(1,855,167)	(3,304,165)	(0.71)
September 30	2,742,750	1,423,313	0.33
December 31	386,151	(863,365)	(0.22)

Total	$2,907,990	$(2,701,002)	$(0.61)

2012
March 31	$3,751,884	$1,199,821	$0.14
June 30	(7,108,453)	(9,351,206)	(1.43)
September 30	3,837,787	1,902,988	0.31
December 31	(2,655,280)	(4,398,780)	(0.79)

Total	$(2,174,062)	$(10,647,177)	$(1.77)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the

Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as  defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no officers or directors and its affairs are managed by its General Partner.  Investment decisions are made by the Trading Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (Chief Financial Officer), Colbert Narcisse (Director), Harry Handler (Director), Patrick T. Egan (Director), Craig Abruzzo (Director) and Jeremy Beal (Chairman of the Board of Directors of the General Partner).  Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Alper Daglioglu, Patrick T. Egan, Alice Lonero and Jeremy Beal serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010.  He was appointed President of the General Partner in August 2013.  Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (nee Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero was appointed as Chief Financial Officer of the General Partner effective as of September 13, 2013, and has been listed as a principal since October 2013.  Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August  2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In  October 2012, Mr. Beal was appointed Chief Operating Officer of  JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013.  Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013, and is an associate member of the NFA.  Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business.  Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into

MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Wealth Management since June 2009 and listed as a branch office manager since February 2013.  Mr. Handler serves as an Executive Director at Morgan Stanley Wealth Management in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA.  Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  Since June 2011, Mr. Egan has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Wealth Management  Managed Futures.  From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Wealth Management, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures.  Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.  From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co.  From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.   From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc.  From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate.  Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms.  Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013, were timely and correctly made.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2013, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2013, Ceres owned 50,919.274 Units of general partnership interest, representing a 1.31 percent interest in the Partnership.

 (c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
 DIRECTOR INDEPENDENCE

Refer to Note 2. Summary of Significant Accounting Policies, Note 4. Related Party Transactions, and Note 5. Trading Advisors of “Notes to Financial Statements”, in the accompanying Annual Report to

Limited Partners for the year ended December 31, 2013, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $3,855,868 for the year ended December 31, 2013.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2013.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $95,121 for the year ended December 31, 2013, and $82,479 for the year ended December 31, 2012.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay D&T any amounts in 2013 and 2012 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2013, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, as of December 31, 2013 and 2012.

-	Statements of Income and Expenses and Changes in Partners' Capital for the years ended December 31, 2013, 2012, and 2011.

-              Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2013 is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2014	By:	/s/ Alper Daglioglu
Alper Daglioglu,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Alper Daglioglu	March 28, 2014
Alper Daglioglu, President, Director

	/s/	Alice Lonero	March 28, 2014
Alice Lonero, Chief Financial Officer, Principal Accounting Officer

	/s/	Craig Abruzzo	March 28, 2014
Craig Abruzzo, Director

	/s/	Patrick T. Egan	March 28, 2014
Patrick T. Egan, Director

	/s/	Harry Handler	March 28, 2014
Harry Handler, Director

	/s/	Jeremy Beal	March 28, 2014
Jeremy Beal, Director

	/s/	Colbert Narcisse	March 28, 2014
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

10.01	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, the General Partner and Blenheim Capital Management, L.L.C., filed herewith.

E-1

10.02
Management Agreement by and among the Partnership, the General Partner and Aventis Asset Management, LLC, dated as of December 1, 2011, is incorporated by reference to Exhibit 10.06 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on December 6, 2011.

10.02(a)	Amendment No. 1 to the Management Agreement, among the Partnership, the General Partner, and Aventis Asset Management, LLC, dated as of February 7, 2014, filed herewith.

10.03	Amended and Restated Management Agreement, by and among the Partnership, the General Partner and PGR Capital LLP, dated December 3, 2013 and effective as of September 1, 2013, filed herewith

10.04
Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus, dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on May 8, 2008.

10.05
Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, the General Partner, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on July 31, 2007.

10.06
Form of Subscription Agreement Update Form to be executed by purchasers of Units is incorporated by reference to Exhibit C of the Partnership’s Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8, 2008.

10.07
Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW, dated as of October 16, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.07(a)
Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.15(a) of the Partnership’s Form 10-Q (File No. 0-26280) filed with the Securities and Exchange Commission on August 15, 2005.

10.08
Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-26280) filed with the Securities and Exchange Commission on November 14, 2013.

10.09
Customer Agreement between the Partnership and MSIP, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

E-2

10.10
Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.11
Securities Account Control Agreement between the Partnership and MS&Co., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 1, 2001.

10.12
Foreign Exchange and Options Master Agreement between Morgan Stanley Capital Group Inc. and the Partnership, dated as of September 27, 2004, is incorporated by reference to Exhibit 10.20 of the Partnership’s Form 10-Q (File No. 0-26280) for the quarterly period ended September 30, 2004, and filed with the Securities and Exchange Commission on November 15, 2004.

13.01	December 31, 2013, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	December 31, 2013, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

^  Submitted electronically herewith.

E-3