Form 10-Q
period 2014-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2014-05-14
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

As of March 31, 2014, 3,423,101.323 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Quarters Ended March 31, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2014 and 2013	4

	Notes to Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25-32

Item 4.	Controls and Procedures	32-33

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34-47

Item 1A.	Risk Factors	47

Item 4.	Mine Safety Disclosures	47

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS	$	$

Investments:
Investment in BHM I, LLC	42,698,002	46,985,018
Investment in PGR Master Fund	5,328,117	3,327,454
Investment in MB Master Fund	2,905,813	4,183,031

Total Investments (cost $8,383,766 and $7,622,350)	50,931,932	54,495,503

Interest receivable (MS&Co.)	1,206	494

Total Assets	50,933,138	54,495,997

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	2,618,566	1,159,681
Accrued brokerage fees (MS&Co.)	254,872	270,566
Accrued management fees	7,672	124,834

Total Liabilities	2,881,110	1,555,081

Partners’ Capital:

Limited Partners (3,423,101.323 and 3,829,652.114 Units, respectively)	47,347,722	52,246,247
General Partner (50,919.274 and 50,919.274 Units, respectively)	704,306	694,669

Total Partners’ Capital	48,052,028	52,940,916

Total Liabilities and Partners’ Capital	50,933,138	54,495,997

NET ASSET VALUE PER UNIT	13.83	13.64

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2014	2013
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	3,358	11,874

EXPENSES
Brokerage fees (MS&Co.)	779,209	1,096,857
Management fees	247,701	494,184

Total Expenses	1,026,910	1,591,041

NET INVESTMENT LOSS	(1,023,552)	(1,579,167)

TRADING RESULTS
Trading profit (loss):
Net realized gain on investment in BHM I, LLC	6,078,243	106,559
Net realized gain on investment in MB Master Fund	5,110	(2,817)
Net realized gain (loss) on investment in PGR Master Fund	(2,406)	2,342
Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC	(3,837,938)	877,735
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	(427,141)	478,170
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	(59,908)	160,393

Total Trading Results	1,755,960	1,622,382

NET INCOME	732,408	43,215

NET INCOME (LOSS) ALLOCATION

Limited Partners	722,771	43,362
General Partner	9,637	(147)

NET INCOME (LOSS) PER UNIT*

Limited Partners	0.19	(0.01)
General Partner	0.19	(0.01)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,776,698.942	5,079,822.638

*   Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2013	3,880,571.388	52,246,247	694,669	52,940,916

Net Income	–	722,771	9,637	732,408

Redemptions	(406,550.791)	(5,621,296)	–	(5,621,296)

Partners’ Capital,
March 31, 2014	3,474,020.597	47,347,722	704,306	48,052,028

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Income/(Loss)	–	43,362	(147)	43,215

Redemptions	(351,442.247)	(5,061,914)	–	(5,061,914)

Partners’ Capital,
March 31, 2013	4,847,432.829	68,214,163	826,610	69,040,773

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

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

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim Capital Management, L.L.C. (“Blenheim”), Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

Blenheim, Aventis and PGR manage the assets of the Partnership through its investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively (collectively, the “Funds”).  Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective March 1, 2014, the Partnership directly pays BHM I, LLC for its pro rata portion of incentive, management and administrative fees.

Effective March 1, 2014, the management fee payable by the Partnership to Aventis was reduced to a rate of 1/12 of 1.25% (a 1.25% annual rate) of net assets allocated to Aventis on the first day of each month.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the quarters ended March 31, 2014 and 2013 were as follows:

                                         For the Quarters Ended March 31,

	2014	2013
Per Unit Operating Performance:
Net asset value, January 1:	$ 13.64	$ 14.25

Interest Income	– (3)	– (3)
Expenses	(0.28)	(0.32)
Realized/Unrealized Income (1)	0.47	0.31
Net Income/(Loss)	0.19	(0.01)

Net asset value, March 31:	$ 13.83	$ 14.24

Ratios to average net assets:
Net Investment Loss (2)	(8.2)%	(9.0)%
Expenses before Incentive Fees (2)	8.3%	9.0%
Expenses after Incentive Fees (2)	8.3%	9.0%
Total return before incentive fees	1.4%	(0.1)%
Total return after incentive fees	1.4%	(0.1)%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

3.	Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. will retain any interest earned in excess of the interest paid

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays brokerage fees to Morgan Stanley Wealth Management and/or its affiliates.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may invest in affiliated underlying funds (“Master Fund(s)”).  Relevant authoritative guidance permits, as a practical expedient, the Partnership to measure the fair value of its investment in Master Funds on the basis of the net asset value per share of such investments (or the equivalent) if the net asset value per share of such investments (or the equivalent) is calculated in a manner consistent with the measurement principles of applicable authoritative guidance as of the Partnership’s reporting date.  The fair value of each Master Fund is based on the information provided by the Master Fund which reflects the Partnership’s share of the fair value of the net assets of the Master Fund (i.e., the practical expedient is used).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The fair value of an exchange-traded contract is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.   The fair value of an off-exchange-traded contract is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as described in Note 5. Derivatives and Hedging as required by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

March 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	42,698,002	n/a	42,698,002
Investment in PGR Master Fund	–	5,328,117	n/a	5,328,117
Investment in MB Master Fund	–	2,905,813	n/a	2,905,813
Total Assets	–	50,931,932	n/a	50,931,932

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	46,985,018	n/a	46,985,018
Investment in PGR Master Fund	–	3,327,454	n/a	3,327,454
Investment in MB Master Fund	–	4,183,031	n/a	4,183,031
Total Assets	–	54,495,503	n/a	54,495,503

During the period from January 1, 2014 to March 31, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 88.9% and 88.7% for BHM I, LLC, 6.0% and 7.9% for MB Master Fund, 11.1% and 6.3% for PGR Master Fund, respectively, of the net asset value of the Partnership at March 31, 2014 and December 31, 2013, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three months ended March 31, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended March 31, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,587,015)	15,615,536	14,028,521
MB Master Fund	18,694	(1,445,434)	(5,426,729)	(6,872,163)
PGR Master Fund	796	(16,289)	(1,279,215)	(1,295,504)

For the Three Months Ended March 31, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(1,828,991)	6,239,092	4,410,101
MB Master Fund	34,220	(869,489)	5,857,766	4,988,277
PGR Master Fund	5,908	(32,771)	3,698,966	3,666,195

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Investment Company Status
Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.   ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.  It has all of the fundamental and typical characteristics of an investment company.

7.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues and expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

that would require recognition in the financial statements as of March 31, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

 17 -

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 3.75%; Currency 1.94%; Equity 9.82%; and Commodity 84.49%.

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

As of March 31, 2014, approximately 100% of the Partnership’s total investment exposure through investments in Master Funds is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending March 31, 2014, and December 31, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of March 31, 2014 (%)	Allocations as of December 31, 2013 (%)	Allocations as of March 31, 2014($)	Allocations as of December 31, 2013 ($)	Change during t he period (%)

Blenheim	82.97	88.09	39,867,972	46,634,244	(14.51)
Aventis	6.01	5.66	2,888,293	2,997,967	(3.66)
PGR	11.02	6.25	5,295,763	3,308,705	60.06

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2014  and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain on investment in BHM I, LLC”, “Net realized trading gain on investment in MB Master Fund” and “Net realized trading gain (loss) on investment in PGR Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2014
The Partnership recorded total trading results including interest income totaling $1,759,318 and expenses totaling $1,026,910, resulting in net income of $732,408 for the quarter ended March 31, 2014.

The Partnership’s net asset value per Unit increased from $13.64 at December 31, 2013, to $13.83 at March 31, 2014.

During the first quarter, the Partnership posted a gain in net asset value as trading profits in metals, energies, and global stock indices more than offset losses in the currency, agricultural, and global interest rate sectors. The most significant gains were experienced within the metals sector during February and March from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat comes as miners continued to strike in South Africa, the world’s second-biggest palladium producer.  Within the energy sector, gains were experienced during February from long positions in crude oil and its related products as prices rose following signs of an improving U.S. economy and after the Energy Information Administration reported low oil stockpiles in Cushing, Oklahoma.  Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve will continue to support the U.S. economy.

The Partnership’s gains for the quarter were partially offset by trading losses within the currency sector during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast.  Within the agricultural sector, losses were incurred during February from short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.  Gains from long positions in cocoa futures during January helped to offset a portion of the losses in soybean futures. Within the global interest rate sector, losses were incurred during January from short positions in U.S. fixed income futures as prices advanced as the U.S. Federal Reserve pressed on with cuts to U.S. economic stimulus, increasing demand for the relative “safety” of U.S. government debt.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR of the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended March 31, 2014 and for the twelve months ended December 31,

2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2014, the Partnership’s total capitalization was approximately $48 million.

March 31, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$135,226	0.28%

Interest Rate	260,677	0.54%

Equity	683,738	1.42%

Commodity	5,880,080	12.24%

Total	$6,959,721	14.48%

                                                 Three Months Ended March 31, 2014

Market Sector	High VaR	Low VaR	Average VaR*
Currency	$693,882	$105,583	$290,369
Interest Rate	$419,756	$61,788	$204,191
Equity	$920,692	$517,311	$713,367
Commodity	$6,773,248	$5,367,340	$6,079,013
* Average of month-end VaR.

As of December 31, 2013 the Partnership’s total capitalization was approximately $53 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$105,583	0.20%

Interest Rate	61,788	0.12%

Equity	517,311	0.98%

Commodity	5,449,549	10.29%

Total	$6,134,231	11.59%

  Twelve Months Ended December 31, 2013

Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	$1,151,830	$48,843	$321,931
Interest Rate	$1,125,829	$42,982	$379,348
Equity	$1,201,884	$192,682	$557,496
Commodity	$6,739,272	$3,293,049	$4,890,265
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership ges its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial
Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2014.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million.  The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively.  Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively.  The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.

On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice.  The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial is currently scheduled to begin in September 2014.  MS&Co. is not a defendant in connection with the securitizations at issue in that trial.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al.  The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million.  The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On March 24, 2011, the court granted plaintiff leave to file an amended complaint.  MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes.  The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”).  An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification.  Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.  An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million.  The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million.  The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates.  On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al.  An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans.  The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million.  The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  MS&Co. filed its answer on August 17, 2012.  Trial is currently scheduled to begin in May 2015.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs.  MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.  On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated.  On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims.  On February 6, 2013, the FDIC filed an amended consolidated complaint.  On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013.  On May 3, 2013, the FDIC filed a second amended consolidated complaint.  Trial is currently scheduled to begin in November 2014.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al.  An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million.  The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.  On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al.  The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion.  The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.  On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint.  On April 26, 2013, the defendants filed an answer to the amended complaint.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al.  The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans.  The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million.  The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages.  On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY.  The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million.  The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January

22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953.  At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future.  In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co.  MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as of April 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 14, 2014	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.