Form 10-Q
period 2014-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2014-08-13
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 3,096,183.736 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	4

	Notes to Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-34

Item 4.	Controls and Procedures	34-35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36-49

Item 1A.	Risk Factors	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	50-51

Item 6.	Exhibits	51

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Investments:
Investment in BHM I, LLC	40,556,585	46,985,018
Investment in PGR Master Fund	5,818,953	3,327,454
Investment in MB Master Fund	2,927,923	4,183,031

Total Investments (cost $8,267,315 and $7,622,350)	49,303,461	54,495,503

Interest receivable	652	494

Total Assets	49,304,113	54,495,997

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,505,331	1,159,681
Accrued brokerage fees	158,227	270,566
Accrued management fees	7,688	124,834

Total Liabilities	1,671,246	1,555,081

Partners’ Capital:

Limited Partners (3,096,183.736 and 3,829,652.114 Units, respectively)	46,862,180	52,246,247
General Partner (50,919.274 and 50,919.274 Units, respectively)	770,687	694,669

Total Partners’ Capital	47,632,867	52,940,916

Total Liabilities and Partners’ Capital	49,304,113	54,495,997

NET ASSET VALUE PER UNIT	15.14	13.64

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	1,579	4,851	4,937	16,725

EXPENSES
Brokerage fees	472,889	998,190	1,252,098	2,095,047
Management fees	22,495	450,808	270,196	944,992

Total Expenses	495,384	1,448,998	1,522,294	3,040,039

NET INVESTMENT LOSS	(493,805)	(1,444,147)	(1,517,357)	(3,023,314)

TRADING RESULTS
Trading profit (loss):
Net realized gain (loss) on investment in BHM I, LLC	6,314,605	(293,098)	12,392,848	(186,539)
Net realized gain (loss) on investment in MB Master Fund	233	(1,112)	5,343	(3,929)
Net realized gain (loss) on investment in PGR Master Fund	2,291	(29,225)	(115)	(26,883)
Net change in unrealized depreciation on investment in BHM I, LLC	(2,141,417)	(1,688,329)	(5,979,355)	(810,594)
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	64,394	(173,797)	4,486	(13,404)
Net change in unrealized appreciation on investment in PGR Master Fund	565,003	325,543	137,862	803,713

Total Trading Results	4,805,109	(1,860,018)	6,561,069	(237,636)

NET INCOME (LOSS)	4,311,304	(3,304,165)	5,043,712	(3,260,950)

NET INCOME (LOSS) ALLOCATION
Limited Partners	4,244,923	(3,266,745)	4,967,694	(3,223,383)
General Partner	66,381	(37,420)	76,018	(37,567)

NET INCOME (LOSS) PER UNIT *
Limited Partners	1.31	(0.71)	1.50	(0.72)
General Partner	1.31	(0.71)	1.50	(0.72)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,351,997.579	4,715,549.379	3,563,75.052	4,896,679.729

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2013	3,880,571.388	52,246,247	694,669	52,940,916

Net Income	–	4,967,694	76,018	5,043,712

Redemptions	(733,468.378)	(10,351,761)	–	(10,351,761)

Partners’ Capital,
June 30, 2014	3,147,103.010	46,862,180	770,687	47,632,867

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Loss	–	(3,223,383)	(37,567)	(3,260,950)

Redemptions	(671,368.511)	(9,419,624)	(100,008)	(9,519,632)

Partners’ Capital,
June 30, 2013	4,527,506.565	60,589,708	689,182	61,278,890

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Blenheim, Aventis and PGR manage the assets of the Partnership through their investment in Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively (collectively, the “Funds”).  Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The current term of the Management Agreement with Blenheim will expire on November 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on September 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management
Agreement with Aventis will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2014 and 2013 were as follows:

              For the Three                                                                  For the Six
          Months Ended June 30,                                                       Months Ended June 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 13.83	$ 14.24	$ 13.64	$ 14.25

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.15)	(0.31)	(0.44)	(0.63)
Realized/Unrealized Income (Loss) (1)	1.46	(0.40)	1.94	(0.09)
Net Income (Loss)	1.31	(0.71)	1.50	(0.72)

Net asset value, June 30:	$ 15.14	$ 13.53	$ 15.14	$ 13.53

Ratios to average net assets:
Net Investment Loss (2)	(4.3)%	(9.1)%	(6.3)%	(9.0)%
Expenses before Incentive Fees (2)	4.3%	9.1%	6.3%	9.1%
Expenses after Incentive Fees (2)	4.3%	9.1%	6.3%	9.1%
Total return before incentive fees	9.5%	(5.0)%	11.0%	(5.1)%
Total return after incentive fees	9.5%	(5.0)%	11.0%	(5.1)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	Related Party Transactions
The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley.  Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received.  The Partnership pays brokerage fees to Morgan Stanley Wealth Management and/or its affiliates.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

5.  Fair Value Measurements and Disclosures
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

June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	40,556,585	n/a	40,556,585
Investment in PGR Master Fund	–	5,818,953	n/a	5,818,953
Investment in MB Master Fund	–	2,927,923	n/a	2,927,923
Total Assets	–	49,303,461	n/a	49,303,461

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	46,985,018	n/a	46,985,018
Investment in PGR Master Fund	–	3,327,454	n/a	3,327,454
Investment in MB Master Fund	–	4,183,031	n/a	4,183,031
Total Assets	–	54,495,503	n/a	54,495,503

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 85.1% and 88.7% for BHM I, LLC, 12.2% and 7.9% for MB Master Fund, 6.1% and 6.3% for PGR Master Fund, respectively, of the net asset value of the Partnership at June 30, 2014 and December 31, 2013, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and six months ended June 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,760,772)	32,554,765	30,793,993
MB Master Fund	8,812	(1,193,307)	5,623,615	4,430,308
PGR Master Fund	417	(20,415)	1,296,186	1,275,771

For the Six Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(3,347,787)	48,170,301	44,822,514
MB Master Fund	27,506	(2,638,741)	196,886	(2,441,855)
PGR Master Fund	1,213	(36,704)	16,971	(19,733)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,814,083)	(13,128,583)	(14,942,666)
MB Master Fund	17,050	(966,855)	(8,643,760)	(9,610,615)
PGR Master Fund	2,134	(54,085)	2,151,266	2,097,181

For the Six Months Ended June 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(3,643,074)	(6,889,491)	(10,532,565)
MB Master Fund	51,270	(1,836,344)	(2,785,994)	(4,622,338)
PGR Master Fund	8,042	(86,856)	5,850,232	5,763,376

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements other than those disclosed below.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Effective October 1, 2014, the flat rate brokerage fee, currently equal to an annual rate of 4.0% of the Partnership’s net assets, will be separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, will not exceed the flat rate brokerage fee and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 4.21%; Currency 8.10%; Equity 10.19%; and Commodity 77.50%.

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

As of June 30, 2014, approximately 93.85% of the Partnership’s total investment exposure through investments in Master Funds is futures contracts which are exchange-traded while approximately 6.15% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending June 30, 2014, and March 31, 2014, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of June 30, 2014 (%)	Allocations as of March 31, 2014 (%)	Allocations as of June 30, 2014($)	Allocations as of March 31, 2014 ($)	Change during the period (%)

Blenheim	84.87	82.97	40,427,249	39,867,972	1.40
Aventis	6.12	6.01	2,915,377	2,888,293	0.94
PGR	9.01	11.02	4,290,241	5,295,763	(18.99)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014  and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain on investment in BHM I, LLC”, “Net realized trading gain on investment in MB Master Fund” and “Net realized trading gain (loss) on investment in PGR Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total trading results including interest income totaling $4,806,688 and expenses totaling $495,384, resulting in net income of $4,311,304 for the three months ended June 30, 2014.
The Partnership’s net asset value per Unit increased from $13.83 at March 31, 2014, to $15.14 at June 30, 2014.

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading gains in the metals, agricultural, energy, global stock index, and global interest rate markets more than offset losses in the currency sector. The most significant gains were achieved within the metals sector, primarily during April and May, from long positions in palladium futures as prices increased after tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia.  Within the agricultural sector, gains were experienced during May from long positions in cocoa futures as prices continued to advance as speculation mounted that surging demand will outstrip supplies. Within the energy complex, gains were experienced during May and June from long positions in crude oil futures as prices increased on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East.  Within the global stock index sector, gains were recorded primarily during May from long positions in European and U.S. equity index futures as prices advanced as U.S. durable goods orders climbed and investors speculated the economy is improving following a contraction in the first quarter.  Within the global interest rate sector, gains were experienced in June from long positions in European fixed income futures, specifically German bunds, as escalating violence from the Middle East to Ukraine fueled demand for the euro area’s “safest” securities.  A portion of the Partnership’s gains for the quarter was offset by losses experienced within the currency sector, primarily during June, from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced. Additional losses in this sector were recorded from positions in the Brazilian real, Canadian dollar, and South African rand.

The Partnership recorded total trading results including interest income totaling $6,566,006 and expenses totaling $1,522,294, resulting in net income of $5,043,712 for the six months ended June 30, 2014.
The Partnership’s net asset value per Unit increased from $13.64 at December 31, 2013, to $15.14 at June 30, 2014.

During the first six months of the year, the Partnership posted a gain in net asset value per Unit as trading gains in the metals, energy, agricultural, and global stock index sectors more than offset losses in the currency sector.  Trading results in the global interest rate sector were relatively flat for the first six months of the year and had no material impact on the Partnership’s performance.  The most significant gains were experienced within the metals sector during February, March, April, and May from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat comes as miners continued to strike in South Africa, the world’s second-biggest palladium producer.  Within the energy sector, gains were experienced during February from long positions in crude oil and its related products as prices rose following signs of an improving U.S. economy and after the Energy Information Administration reported low oil stockpiles in Cushing, Oklahoma.  Additional gains in this sector were experienced during June from long positions in crude oil futures as prices increased during the first half of the month on speculation tensions in Iraq and Libya would curtail oil exports from the Middle East.  Within the agricultural sector, gains were experienced during January and May from long positions in cocoa futures as prices continued to advance as speculation mounted that surging demand will outstrip supplies. A portion of the gains in the agricultural sector was offset by losses incurred during February from short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.  Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve will continue to support the U.S. economy.  A portion of the Partnership’s gains during the first six months of the year was offset by trading losses within the currency sector during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward- looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2014, the Partnership’s total capitalization was approximately $48 million.
                                  June 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$461,633	0.97%

Interest Rate	239,730	0.50%

Equity	580,809	1.22%

Commodity	4,415,212	9.27%

Total	$5,697,384	11.96%

                                                Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$513,479	$115,538	$398,394
Interest Rate	$338,725	$135,408	$222,154
Equity	$860,635	$537,946	$756,312
Commodity	$5,552,876	$3,206,228	$4,383,698
* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $53 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$105,583	0.20%

Interest Rate	61,788	0.12%

Equity	517,311	0.98%

Commodity	5,449,549	10.29%

Total	$6,134,231	11.59%

  Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,151,830	$48,843	$321,931
Interest Rate	$1,125,829	$42,982	$379,348
Equity	$1,201,884	$192,682	$557,496
Commodity	$6,739,272	$3,293,049	$4,890,265
*Average month-end VaR.

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

A decline in short term interest rates would result in a decline in the Partnership cash management income.  This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial
Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of
America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014,  plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the

Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the  plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and

includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses.

Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was

employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.