Form 10-Q
period 2014-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2014-11-12
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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
522 Fifth Avenue
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

As of September 30, 2014, 2,832,570.925 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013	2

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2014 and 2013	4

	Notes to Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-34

Item 4.	Controls and Procedures	34-35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36-53

Item 1A.	Risk Factors	53

Item 4.	Mine Safety Disclosures	53

Item 6.	Exhibits	53-54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS	$	$

Investments:
Investment in BHM I, LLC	36,868,690	46,985,018
Investment in PGR Master Fund	4,185,574	3,327,454
Investment in MB Master Fund	3,044,630	4,183,031

Total Investments (cost $6,635,012 and $7,622,350)	44,098,894	54,495,503

Interest receivable	115	494

Total Assets	44,099,009	54,495,997

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to General Partner	1,579,898	1,159,681
Redemptions payable to Limited Partners	121,697	–

Total redemptions payable	1,701,595	1,159,681

Accrued brokerage fees	154,364	270,566
Accrued management fees	6,707	124,834

Total Liabilities	1,862,666	1,555,081

Partners’ Capital:

Limited Partners (2,832,570.925 and 3,829,652.114 Units, respectively)	41,749,886	52,246,247
General Partner (33,004.274 and 50,919.274 Units, respectively)	486,457	694,669

Total Partners’ Capital	42,236,343	52,940,916

Total Liabilities and Partners’ Capital	44,099,009	54,495,997

NET ASSET VALUE PER UNIT	14.74	13.64

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	1,191	3,321	6,128	20,046

EXPENSES
Brokerage fees	472,219	905,969	1,724,317	3,001,016
Management fees	19,893	413,468	290,089	1,358,460

Total Expenses	492,112	1,319,437	2,014,406	4,359,476

NET INVESTMENT LOSS	(490,921)	(1,316,116)	(2,008,278)	(4,339,430)

TRADING RESULTS
Trading profit (loss):
Net realized gain on investment in BHM I, LLC	2,979,341	481,449	15,372,189	294,910
Net realized gain on investment in MB Master Fund	742	22,817	6,085	18,888
Net realized gain (loss) on investment in PGR Master Fund	(30,938)	(661)	(31,053)	(27,544)
Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC	(3,687,895)	2,262,867	(9,667,250)	1,452,273
Net change in unrealized appreciation investment in MB Master Fund	154,256	93,728	158,742	80,324
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	(38,625)	(120,771)	99,237	682,942

Total Trading Results	(623,119)	2,739,429	5,937,950	2,501,793

NET INCOME (LOSS)	(1,114,040)	1,423,313	3,929,672	(1,837,637)

NET INCOME (LOSS) ALLOCATION
Limited Partners	(1,101,507)	1,406,754	3,866,187	(1,816,629)
General Partner	(12,533)	16,559	63,485	(21,008)

NET INCOME (LOSS) PER UNIT *
Limited Partners	(0.40)	0.33	1.10	(0.39)
General Partner	(0.40)	0.33	1.10	(0.39)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	3,066,728.604	4,433,621.713	3,395,874.418	4,740,630.874

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$

Partners’ Capital,
December 31, 2013	3,880,571.388	52,246,247	694,669	52,940,916

Net Income	–	3,866,187	63,485	3,929,672

Redemptions	(1,014,996.189)	(14,362,548)	(271,697)	(14,634,245)

Partners’ Capital,
September 30, 2014	2,865,575.199	41,749,886	486,457	42,236,343

Partners’ Capital,
December 31, 2012	5,198,875.076	73,232,715	826,757	74,059,472

Net Loss	–	(1,816,629)	(21,008)	(1,837,637)

Redemptions	(962,847.443)	(13,423,708)	(100,008)	(13,523,716)

Partners’ Capital,
September 30, 2013	4,236,027.633	57,992,378	705,741	58,698,119

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Strategic L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P.,  Morgan Stanley Smith Barney Spectrum Select L.P., and prior to September 30, 2014, Morgan Stanley Smith Barney Spectrum Global Balanced L.P. (“Spectrum Global Balanced”) (collectively, the “Spectrum Series”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there is no change to the aggregate fees incurred by the Partnership.

The current term of the management agreement with Blenheim will expire on November 30, 2014 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the management agreement with PGR will expire on September 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the management agreement with Aventis will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each management agreement may be terminated upon notice by either party.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights

Financial Highlights for the three and nine months ended September 30, 2014 and 2013 were as follows:

                                                                    For the Three Months                                                              For the Nine Months
Ended September 30,                                                                                                  Ended September 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 15.14	$ 13.53	$ 13.64	$ 14.25

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.17)	(0.30)	(0.61)	(0.93)
Realized/Unrealized Income (Loss) (1)	(0.23)	0.63	1.71	0.54
Net Income (Loss)	(0.40)	0.33	1.10	(0.39)

Net asset value, September 30:	$ 14.74	$ 13.86	$ 14.74	$ 13.86

Ratios to average net assets:
Net Investment Loss (2)	(4.3)%	(8.8)%	(5.6)%	(8.9)%
Expenses before Incentive Fees (2)	4.3%	8.8%	5.6%	9.0%
Expenses after Incentive Fees (2)	4.3%	8.8%	5.6%	9.0%
Total return before incentive fees	(2.6)%	2.4%	8.1%	(2.7)%
Total return after incentive fees	(2.6)%	2.4%	8.1%	(2.7)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	Related Party Transactions
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

The Partnership’s contracts, if any,  are accounted for on a trade-date basis.  The Partnership accounts for its derivative investments as required by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”). A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics, such as caps, floors, and collars.

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

September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	36,868,690	n/a	36,868,690
Investment in PGR Master Fund	–	4,185,574	n/a	4,185,574
Investment in MB Master Fund	–	3,044,630	n/a	3,044,630
Total Assets	–	44,098,894	n/a	44,098,894

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	46,985,018	n/a	46,985,018
Investment in PGR Master Fund	–	3,327,454	n/a	3,327,454
Investment in MB Master Fund	–	4,183,031	n/a	4,183,031
Total Assets	–	54,495,503	n/a	54,495,503

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period from January 1, 2014 to September 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership’s investment represents approximately 87.3% and 88.7% for BHM I, LLC, 7.2% and 7.9% for MB Master Fund, 9.9% and 6.3% for PGR Master Fund, respectively, of the net asset value of the Partnership at September 30, 2014 and December 31, 2013, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and nine months ended September 30, 2014 and 2013, respectively, in accordance with Rule 3-09 of Regulation S-X:
For the Three Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,819,010)	(4,681,759)	(6,500,769)
MB Master Fund	6,660	(1,197,414)	13,292,384	12,094,970
PGR Master Fund	293	(27,008)	(186,444)	(213,452)

For the Nine Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(5,166,797)	43,488,542	38,321,745
MB Master Fund	34,166	(3,836,155)	13,489,270	9,653,115
PGR Master Fund	1,506	(63,712)	(169,473)	(233,185)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	–	(1,663,715)	18,270,087	16,606,372
MB Master Fund	13,014	(1,512,471)	6,850,473	5,338,002
PGR Master Fund	1,273	(18,354)	(905,930)	(924,284)

For the Nine Months Ended September 30, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	–	(5,306,789)	11,380,596	6,073,807
MB Master Fund	64,284	(3,348,815)	4,064,479	715,664
PGR Master Fund	9,315	(105,210)	4,944,302	4,839,092

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

8.  Subsequent Events

Management performed its evaluation of subsequent events through the date of filing, and has determined that, other than as referenced in Note 1. Organization to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2014, the percentage of assets allocated to each market sector was approximately as follows:  Interest Rate 5.57%; Currency 30.24%; Equity 19.29%; and Commodity 44.90%.

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

As of September 30, 2014, approximately 84.28% of the Partnership’s total investment exposure through investments in Master Funds is futures contracts which are exchange-traded while approximately 15.72% is forward contracts which are off-exchange traded.

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

Aventis trades its Aventis Barbarian Program on behalf of the Partnership.  The Aventis Barbarian Program is based on an ensemble of three discretionary subprograms: spreads, flat price directional, and options trading.  This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity).  It will also include supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2014 and June 30, 2014, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2014 (%)	Allocations as of June 30, 2014 (%)	Allocations as of September 30, 2014 ($)	Allocations as of June 30, 2014 ($)	Change during the period (%)

Blenheim	80.59	84.87	34,037,153	40,427,249	(15.81)
Aventis	9.55	6.12	4,031,514	2,915,377	38.28
PGR	9.86	9.01	4,167,676	4,290,241	(2.86)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain on investment in BHM I, LLC”, “Net realized trading gain on investment in MB Master Fund” and “Net realized trading gain (loss) on investment in PGR Master Fund” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, and brokerage fees, of the Partnership are recorded on an accrual basis.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2014
The Partnership recorded total trading results including interest income totaling $(621,928) and expenses totaling $492,112, resulting in a net loss of $1,114,040 for the three months ended September 30, 2014.
The Partnership’s net asset value per Unit decreased from $15.14 at June 30, 2014 to $14.74 at September 30, 2014.

During the third quarter, the Partnership posted a loss in net asset value per Unit as trading gains in the agricultural, currency, and global stock index sectors were more than offset by trading losses in the metals, energy, and global interest rate sectors.  The most significant losses were incurred within the metals sector, primarily during September, from long positions in palladium futures as prices declined on signs that European demand for the metal is faltering. Additional losses in this sector were recorded from positions in platinum, nickel, and tin futures. Within the energy sector, losses were incurred during July and September from long positions in crude oil and its related products as prices declined on concern global supply growth will outpace demand. Within the global interest rate sector, losses were incurred during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt.  A portion of the Partnership’s losses for the quarter was offset by gains experienced in the agricultural sector, primarily during September, from short positions in soybean futures as prices declined amid prospects for record global crops and decreasing demand for supplies from the U.S. Additional gains in this sector were recorded from long positions in cocoa futures. Within the currency sector, gains were experienced primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced.  The dollar’s strength was precipitated by the U.S. employment rate, which fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year.  Additional gains in this sector were recorded from positions in the Brazilian real, South African rand, and Japanese yen.  Within the global stock index sector, gains were experienced during August from long positions in U.S. equity index futures as prices moved higher after the U.S. Commerce Department released reports that showed the U.S. economy expanded more than previously forecast during the second quarter.

The Partnership recorded total trading results including interest income totaling $5,944,078 and expenses totaling $2,014,406, resulting in net income of $3,929,672 for the nine months ended September 30, 2014.
The Partnership’s net asset value per Unit increased from $13.64 at December 31, 2013 to $14.74 at September 30, 2014.

During the first nine months of the year, the Partnership posted a gain in net asset value per Unit as profits in the agricultural, metals, global stock index, and currency sectors more than offset losses in the global interest rate and energy sectors. The most significant gains were experienced within the agricultural sector during January, May, July, and September from long positions in cocoa futures as prices continued to advance as speculation mounted that surging demand will outstrip supplies. Within the metals sector, gains were experienced during February, March, April, and May from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat comes as miners continued to strike in South Africa, the world’s second-biggest palladium producer.  Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve was going to continue to support the

U.S. economy.  Within the currency sector, gains were experienced primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced.  The dollar’s strength was precipitated by the U.S. employment rate, which fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year.  Additional gains in this sector were recorded from positions in the Brazilian real, South African rand, and Japanese yen.  A portion of the Partnership’s gains during the first nine months of the year was offset by trading losses within the global interest rate sector, primarily during August, from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt.  Within the energy sector, losses were incurred during July and September from long positions in crude oil and its related products as prices declined on concern global supply growth will outpace demand.

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $2,742,750 and expenses totaling $1,319,437, resulting in an income of $1,423,313 for the three months ended September 30, 2013.
The Partnership’s net asset value per Unit increased from $13.53 at June 30, 2013 to $13.86 at September 30, 2013.

During the third quarter, the Partnership posted a gain in net asset value as trading gains in agriculturals, metals, and global stock indices offset losses from trading energies and currencies.  Trading results from the global interest rate sector were relatively flat for the quarter and had no material impact on the Fund’s performance.  The most significant gains were experienced within the agricultural markets during July and September from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the commodity.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West Africa, the world’s top growing region for cocoa, may damage the next crop.  Within the metals sector, gains were experienced during July and August from long positions in platinum and palladium futures as prices advanced amid reports of a surge in automobile sales in the U.S.   Additional gains were experienced from long positions in platinum and palladium as prices advanced amid speculation demand for the metal will outpace supply as labor strikes and rising mining costs in South Africa curb output.  Within the global stock index sector, gains were experienced primarily during July from long positions in U.S. and European equity index futures as prices advanced amid optimism central banks will maintain loose monetary policies to boost economic growth.  A portion of the Partnership’s gains during the quarter was offset by losses incurred within the energy sector, primarily during July, from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Within the currency sector, losses were incurred during July from short positions in the euro versus the U.S. dollar as the value of the euro advanced after purchasing-manager indexes showed manufacturing in the currency bloc unexpectedly expanded in July, bolstering demand for the region’s assets.

The Partnership recorded total trading results including interest income totaling $2,521,839 and expenses totaling $4,359,476, resulting in a net loss of $1,837,637 for the nine months ended September 30, 2013.
The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012 to $13.86 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as trading losses in energies, currencies, and global interest rates offset gains recorded from trading agriculturals, metals, and global stock indices.  The most significant losses were incurred within the energy sector, primarily during July, from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Within the currency sector, losses were incurred primarily during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. Meanwhile, long positions in the Swiss franc, euro, and British pound also recorded losses during June as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies. Within the global interest rate sector, losses were incurred primarily during February from short futures positions in U.S. government bonds and notes as prices rose after U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program. Additional losses from short futures positions in U.S. government bonds and notes were experienced during March as prices advanced in the latter half of the month on concerns economic uncertainty in Cyprus would deepen Europe’s debt crisis. The Partnership’s losses during the first nine months of the year were offset by gains experienced within the agricultural markets, primarily during July and September, from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the chocolate ingredient.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West Africa, the world’s top growing region for cocoa, may damage the next crop. Within the metals sector, gains were experienced during July and August from long positions in platinum and palladium futures as prices advanced amid reports of a surge in automobile sales in the U.S.  Additional gains were experienced from long positions in platinum and palladium as prices advanced amid speculation demand for the metal will outpace supply as labor strikes and rising mining costs in South Africa curb output.  Within the global stock index sector, gains were experienced primarily during April from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2014, the Partnership’s total capitalization was approximately $42 million.

September 30, 2014

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$791,828	1.87%

Interest Rate	145,831	0.35%

Equity	505,195	1.20%

Commodity	1,176,021	2.78%

Total	$2,618,875	6.20%

                                                 Three Months Ended September 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$871,753	$418,996	$526,853
Interest Rate	$682,811	$143,569	$451,333
Equity	$817,669	$346,540	$542,545
Commodity	$4,420,149	$1,176,021	$3,667,079
* Average month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $53 million.

December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$105,583	0.20%

Interest Rate	61,788	0.12%

Equity	517,311	0.98%

Commodity	5,449,549	10.29%

Total	$6,134,231	11.59%

                                  Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,151,830	$48,843	$321,931
Interest Rate	$1,125,829	$42,982	$379,348
Equity	$1,201,884	$192,682	$557,496
Commodity	$6,739,272	$3,293,049	$4,890,265
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

A decline in short term interest rates would result in a decline in the Partnership’s cash management income.  This cash flow risk is not considered to be material.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ Director (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30,

2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Director and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million.  On February 11, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co. and an affiliate, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation (“CDO”). The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. and/or its affiliate misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. and/or its affiliate knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co. and its affiliate’s s motion to dismiss the complaint and on March 21, 2011, MS&Co. and its affiliate appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. and/or its affiliate believes it and/or its affiliate could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013.  On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan

Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal.  On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or certain affiliates was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.  On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a compl aint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, NY County, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY, NY County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint.  At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

31.01	Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2014	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.