Form 10-K
period 2014-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2015-03-30
CIK 925263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $46,862,180 at June 30, 2014.

As of February 28, 2015, 2,523,410.766 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-8

Item 1A.	Risk Factors	8-38

Item 1B.	Unresolved Staff Comments	38

Item 2.	Properties	38

Item 3.	Legal Proceedings	38-56

Item 4.	Mine Safety Disclosures	56

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	57

Item 6.	Selected Financial Data	58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59-77

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	78-87

Item 8.	Financial Statements and Supplementary Data	87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88

Item 9A.	Controls and Procedures	88-89

Item 9B.	Other Information	89

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	90-103

Item 11.	Executive Compensation	104

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104

Item 13.	Certain Relationships and Related Transactions, and Director Independence	104

Item 14.	Principal Accountant Fees and Services	105

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	106

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                         Part of Form 10-K

Annual Report to Morgan Stanley
Spectrum Series Limited Partners
for the year ended December 31, 2014                                                                                                                       II, III, and IV

PART I

Item 1.  BUSINESS
(a)  General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”).  The Partnership commenced trading operations on November 2, 1994.  The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of option on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”), PGR Capital L.P. (“PGR”) and Blenheim Capital Management, L.L.C. (“Blenheim”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).   A description of the trading activities and focus of each Trading Advisor begins on page 61 under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aventis and PGR manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

The portion of the Partnership’s assets was invested in Morgan Stanley Smith Barney BHM I, LLC, an affiliated trading company ("BHM I, LLC" or the "Trading Company"), which allocates substantially all of its assets to the trading program of Blenheim, which makes investment decisions for the Trading Company.  The Trading Company is a Delaware limited liability company operated by the General Partner.

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets.  The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

Effective March 1, 2014, the management fee payable by the Partnership to Blenheim was reduced to a rate of 1/12th of 2% (a 2% annual rate) of net assets allocated to Blenheim on the first day of each month.

Effective March 1, 2014, the incentive fee payable by the Partnership to Blenheim increased to 20% of the trading profits experienced with respect to the net assets allocated to Blenheim accruing monthly but payable as of the end of each calendar quarter.

Effective March 1, 2014, the Partnership directly pays BHM I, LLC for its pro rata portion of incentive, management and administrative fees.

Effective March 1, 2014, the management fee payable by the Partnership to Aventis was reduced to a rate of 1/12th of 1.25% (a 1.25% annual rate) of net assets allocated to Aventis on the first day of each month.

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

The management fee for the Partnership is accrued at a rate of 1/12th of 2% (a 2% annual rate) per month of net assets allocated to Blenheim on the first day of each month, 1/12th of 1% (a 1% annual rate) per month of net assets allocated to PGR on the first day of each month and 1/12th of 1.25% (a 1.25% annual rate) per month of net assets allocated to Aventis on the first day of each month.

Prior to March 1, 2014, the monthly management fee payable to Blenheim was 1/4th of 1% (a 3% annual rate) of net assets allocated to Blenheim on the first day of each month.

Prior to March 1, 2014, the management fee payable to Aventis was 1/12th of 1.5% (a 1.5% annual rate) of net assets allocated to Aventis on the first day of each month.

In addition, the Partnership pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the net assets allocated to Blenheim and Aventis as of the end of each calendar quarter and 20% of the trading profits experienced with respect to the net assets allocated to PGR as of the end of each calendar year.

Prior to March 1, 2014, the Partnership paid a monthly incentive fee equal to 15% of the trading profits experienced with respect to the net assets allocated to Blenheim as of the end of each calendar month.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted.  For all Trading Advisors with trading losses, no incentive fee is paid in subsequent periods until all such losses are recovered.  Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

The current term of the Management Agreement with Blenheim will expire on March 31, 2015 and will renew periodically unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with PGR will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor.  The current term of the Management Agreement with Aventis will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, each Management Agreement may be terminated upon notice by either party.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $13.64 and returned (0.1)% to $13.62 per Unit on December 31, 2014.  For a more detailed description of the Partnership's business see subparagraph (c).

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

Risks Relating to the Partnership

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association fees) but could not generate any recognized gain or loss.  Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Advisors, terminate one or more or select additional Trading Advisors at any time.  Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

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

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays each Trading Advisor an incentive fee based upon the new trading profits it generates for the Partnership. These new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized. Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid to a Trading Advisor on an annual, monthly or quarterly basis, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to such Trading Advisor suffer a loss for the year. Because each Trading Advisor receives an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisors based on new trading profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.
•
The General Partner, Morgan Stanley Investment Management, Morgan Stanley Wealth Management, MS&Co., MSCG, and  Morgan Stanley & Co. International plc (“MSIP”) are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.  The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates.  Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of the managed futures business operated by the General Partner.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.
•
The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.  These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays.  The records of any such trading will not be available for inspection by limited partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Partnership, or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank

Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency. Specifically, the Act amended the BHCA to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley, must remain well capitalized and well managed for the election to continue to be effective.  Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks.  In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced Federal Reserve supervision and more stringent prudential standards. In July 2013, the Federal Reserve issued a final rule adopting the regulatory capital reforms agreed upon by the Basel Committee (“Basel III”).  The Basel III capital framework introduced a new minimum common equity tier 1 (“CET 1”) capital ratio of 4.5 percent and a CET 1 capital conservation buffer of 2.5 percent, raised the minimum tier 1 capital ratio from 4 percent to 6 percent, required all banking organizations to meet a minimum 4 percent leverage ratio, and introduced a standardized approach for calculating risk-weighted assets.  In February

2014, the Federal Reserve formally adopted a number of previously-issued capital planning and stress testing requirements as “enhanced prudential standards.”  For bank holding companies with total consolidated assets of $50 billion or more, such as Morgan Stanley, the enhanced prudential standards include periodic capital planning and stress testing procedures, including the requirement to submit to the Federal Reserve an annual capital plan that demonstrates the holding company’s ability to maintain minimum capital levels under both baseline and stressed conditions.  Bank holding companies subject to the rule were required to comply by January 1, 2015.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.”  In December 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule).  The Final Rule became effective on April 1, 2014.  Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership.  The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.  Moreover, with certain limited exceptions, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program by July 21, 2015, including meeting certain documentation and reporting requirements.  The Final Rule makes clear that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.  Larger banking entities are subject to increased compliance program requirements.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates.  The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership.  Structural changes to the Partnership could also be required.  To the extent that the General Partner determines that any activities or investments of the Partnership are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments by certain deadlines.  The deadline to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 is July 21, 2016, but the Federal Reserve has announced its intention to extend this deadline to July 21, 2017 later this year.  The deadline to conform any investments in and relationships with covered funds that were not in place prior to December 31, 2013 is July 21, 2015.  It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

Redemptions from the Partnership by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its subsidiaries and affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (the “FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest.  Such general prohibitions will restrict the activities of the Partnership.

 Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner.  Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market and certain foreign exchange transactions.  The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

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

Options Trading Can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and MSCG and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership.  If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Implementation of Legislation is Not Complete.  Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete.  The impact of future rules on transactions of the type undertaken by the Partnership is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs.  As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central Clearing Parties Could Fail.  Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain but could be significant and could affect a large portion of the market.

Deregistration of the Commodity Pool Operator or Commodity Trading Advisors Could Disrupt Operations. The General Partner is a registered commodity pool operator and each Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of a Trading Advisor, the General Partner would terminate such Trading Advisor’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the deregistered Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or any of the Trading Advisors.

The Partnershipis Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the  profitability of the

Partnership.  The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership.  In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  The CFTC proposed revised position limits rules late in 2013.  The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only.  Those comment periods have also closed, and the date for the CFTC’s final rules is unknown.  It is possible that these rules may take effect in some form.  If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnershiphas Credit Risk to the Commodity Brokers. The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds.  If no property is available for distribution, the Partnership would not recover any of its assets.  With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  There is still no requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; however, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third party custodian.  Generally, the party requesting segregation will pay the costs of such custodial arrangement.  There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

The Trading Advisors May Terminate Their Advisory Agreements. The advisory agreements with the Trading Advisors automatically renew unless terminated by the General Partner or the relevant Trading Advisor. In the event an advisory agreement is not renewed, the General Partner may not be able to enter into an arrangement with the relevant Trading Advisor or another trading advisor on terms substantially similar to the previous advisory agreement.

Disadvantages of Replacing or Switching Trading Advisors. The Trading Advisors are required to recoup previous trading losses before they can earn performance-based compensation.

However, the General Partner may elect to replace a Trading Advisor if it has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, a Trading Advisor therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $325 billion in March, 2014. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 39.6%.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue,  New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject.  There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (“Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern

District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.  While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties.  On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.  The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation
On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial was scheduled to begin in January 2015.  MS&Co. was not a defendant in connection with the securitizations at issue in that trial.  On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011.  The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012.  On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012.  MS&Co. filed a motion for summary judgment on January 20, 2015.  Trial is currently scheduled to begin in July 2015.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the FDIC, as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages.  On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation.  After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages.  The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint.  On December 15, 2014, defendants answered the amended complaint.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b)  Holders.  The number of holders of Units at February 28, 2015, was approximately 4,260.

(c)  Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994.  Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2014	2013	2012	2011	2010
	$	$	$	$	$
Total Trading Results
including interest income	3,183,449	2,907,990	(2,174,062)	(27,934,884)	37,211,922

Net Income (Loss)	704,266	(2,701,002)	(10,647,177)	(42,585,071)	19,548,475

Net Income (Loss) Per
Unit (Limited & General
Partners)	(0.02)	(0.61)	(1.77)	(5.47)	2.36

Total Assets	37,031,206	54,495,997	76,211,746	119,284,434	185,387,360

Total Limited Partners’
Capital	35,306,899	52,246,247	73,232,715	115,518,403	177,594,148

Net Asset Value Per Unit	13.62	13.64	14.25	16.02	21.49

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 3.48%; Currency 5.17%; Equity 3.54%; and Commodity 87.81%.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Blenheim trades its Global Markets Strategy-Futures/FX on behalf of the Partnership.  The objective of the Global Markets Strategy-Futures/FX is to capture substantial profits through the establishment of risk-controlled, strategic investment positions in markets where Blenheim has identified an unsustainable level of market disequilibrium that has not been reflected in the current market price. The essence of Blenheim’s trading approach is its ability to use discretion in formulating the most effective mix of trading methodologies, investment vehicles, and markets to maintain performance objectives. As trading opportunities are identified, Blenheim analyzes potential trading applications in order to achieve maximum capital appreciation with prudent risk management procedures.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2014, and September 30, 2014, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of December 31, 2014 (%)	Allocations as of September 30, 2014 (%)	Allocations as of December 31, 2014 ($)	Allocations as of September 30, 2014 ($)	Change during the period(%)

Blenheim	75.62	80.59	27,001,102	34,037,153	(20.67)
PGR	14.61	9.86	5,217,929	4,167,676	25.20
Aventis	9.77	9.55	3,487,356	4,031,514	(13.50)

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2014, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, for  open contracts, and recorded as “Net realized trading gain (loss) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M.(E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees and brokerage fees, of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $3,183,449 and expenses totaling $2,479,183, resulting in net income of $704,266 for the year ended December 31, 2014.  The Partnership’s net asset value per Unit decreased from $13.64 at December 31, 2013, to $13.62 at December 31, 2014.  Total redemptions for the year were $17,938,795 and the Partnership’s ending capital was $35,706,387 at December 31, 2014, a decrease of $17,234,529 from ending capital at December 31, 2013, of $52,940,916.

During the year, the Partnership posted a loss in net asset value as trading profits in soft commodities, currencies, global stock indices, energies, and metals were mitigated by losses from trading in U.S. interest rate and grain futures. The most significant gains were achieved within the soft commodities sector during January from long positions in cocoa futures as prices advanced to the highest level in more than 28 months after crop threats in Indonesia added to supply concerns. Gains were also recorded in the soft commodities sector during May and September from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Within the currency markets, gains were recorded primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced against the euro after strong economic indicators were reported in the U.S.  Additional gains in the currency sector were experienced during December from short positions in the euro versus the U.S. dollar as the value of dollar surged after the release of stronger-than-expected economic data in the U.S. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Within the energy sector, gains were experienced during November and December from short positions in crude oil and its related products as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply glut. Within the metals sector, gains were experienced during February, March, April, and May from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat occured as miners continued to strike in South Africa, the world’s second-biggest palladium producer. A large portion of these gains in palladium were given back in September as prices reversed sharply lower. The Partnership’s overall trading gains for the year were offset by trading losses within the global interest rate sector during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt. Additional losses in this sector were experienced from short positions in U.S. Treasury note futures during May. Within the grains sector, losses were incurred primarily during February from short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.

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

During the year, the Partnership posted a loss in net asset value as trading losses in global interest rates, currencies, and energies offset gains recorded from trading agriculturals, global stock indices, and metals.  The most significant losses were incurred within the global interest rate sector primarily during
February from short futures positions in U.S. government bonds and notes as prices rose after U.S. Federal Reserve Chairman, Ben Bernanke, announced that trailing inflation allowed the central bank to continue its bond buying program.  Additional losses from short futures positions in U.S. government bonds and notes were experienced during March and April as prices advanced on concerns economic uncertainty in Cypress would deepen Europe’s debt crisis.  In the currency sector, losses were recorded, primarily during June, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan might limit its monetary stimulus program to a two-year period.  Meanwhile, long positions in the Swiss franc, euro, and British pound also recorded losses during June as the value of these European currencies moved lower relative to the U.S. dollar during the latter half of the month on concern of weakness in European economies.  Within the energy sector, losses were incurred primarily during July from short positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production.  Losses from short positions in this sector were also experienced during June.  The Partnership’s losses during the year were offset by gains experienced within the agricultural markets, primarily during July and September, from long positions in cocoa futures as prices advanced as bean processing in Asia unexpectedly increased in the second quarter, signaling higher demand for the chocolate ingredient.  Additional gains were experienced from long positions in cocoa futures as prices climbed higher on concern dry weather in West Africa, the world’s top growing region for cocoa, might damage the next crop.  Within the global stock index sector, gains were experienced throughout a majority of the year from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks would generally maintain loose monetary policies to boost economic growth.  Within the metals sector, gains were experienced during January, July, and August from long positions in platinum and palladium futures as prices advanced amid concerns of supply shortages and labor disruptions at South African mines.

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

During the year, the Partnership posted a loss in net asset value as trading losses in the agricultural, global interest rates, currency, energy and equity index markets more than offset gains from metals trading. The most significant trading losses were incurred within the agricultural sector, primarily in May, from long positions in corn futures as prices moved lower on speculation rain would improve prospects for newly planted crops in the U.S. During December, long positions in cocoa futures resulted in losses as prices fell on speculation of stronger-than-expected crop harvests from the Ivory Coast and Ghana. Additional losses in the sector were incurred in October from long positions in soybean futures as prices moved lower on reports that an early harvest in the U.S. and favorable weather conditions in South America would ease supply concerns. Within the global interest rate markets, losses were incurred during the second quarter primarily due to short positions in U.S. fixed-income futures as prices advanced following Standard & Poor’s cut of Spain’s credit rating, adding to concern central banks and politicians were failing to contain the European debt crisis. Meanwhile,prices for U.S. fixed income futures continued to advance during the second quarter after a report showed economic confidence in the Eurozone declined more than economists had forecasted. During March, losses were incurred in the currencies from long positions in the Brazilian real versus the U.S. dollar as concern over earnings in China reduced demand for higher-yielding currency assets. During June, losses were incurred from short positions in the euro as the value of the euro rose against the U.S.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2014 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Third, with respect to forwards and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy.  The Partnership presently deals with MS&Co., as the sole counterparty on all trading of foreign currency forward contracts, and MSCG, as the sole counterparty on all trading on options on foreign currency forward contracts.

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – if the Partnership has the ability to redeem its investment in an underlying fund at the net asset value per share (or its equivalent) at the measurement date or within the near term and there are no other liquidity restrictions, the Partnership’s investment in the underlying fund is considered Level 2; and Level 3 – any investment in an underlying fund that is currently subject to liquidity restrictions that will not be lifted in the near term is considered Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	28,236,607	n/a	28,236,607
Investment in PGR Master Fund	–	5,291,425	n/a	5,291,425
Investment in MB Master Fund	–	3,502,992	n/a	3,502,992
* *Total Investments	–	37,031,024	n/a	37,031,024

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	–	46,985,018	n/a	46,985,018
Investment in PGR Master Fund	–	3,327,454	n/a	3,327,454
Investment in MB Master Fund	–	4,183,031	n/a	4,183,031
* *Total Investments	–	54,495,503	n/a	54,495,503

* This amount comprises of the "Investment in BHM I, LLC, PGR Master Fund and MB Master Fund" on the Statements of Financial Condition.

During the twelve months ended December 31, 2014 and 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

Investments in BHM I, LLC, MB Master Fund and PGR Master Fund
The Partnership invests a portion of its assets in each of BHM I, LLC, MB Master Fund and PGR Master Fund.  The Partnership’s investments in BHM I, LLC, MB Master Fund and PGR Master Fund represent approximately  79.1% and 88.7%; 9.8% and 7.9%; and 14.8 % and 6.3%, respectively of the net asset value of the Partnership at December 31, 2014 and 2013, respectively.

Summarized information for the Partnership’s investments in BHM I, LLC, PGR Master Fund and MB Master Fund as of December 31, 2014 and 2013, is as follows:

December 31, 2014
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	1,881,303	n/a	n/a	n/a
PGR Master Fund	14.8	5,291,425	1,226,334	n/a	n/a	n/a
MB Master Fund	9.8	3,502,992	68,634	n/a	n/a	n/a

December 31, 2013
Investment	% of Partnership Net Assets	Fair Value	Partnership’s pro rata Net Income	Management Fees	Incentive Fees	Administrative Fees
	%	$	$	$	$	$
BHM I, LLC	88.7	46,985,018	1,541,390	n/a	n/a	n/a
MB Master Fund	7.9	4,183,031	239,381	n/a	n/a	n/a
PGR Master Fund	6.3	3,327,454	1,098,551	n/a	n/a	n/a

The Partnership does not directly pay PGR Master Fund and MB Master Fund and, prior to March 1, 2014, did not directly pay BHM I, LLC, for its pro rata portion of management, administrative or incentive fees.  Such fees are directly paid by the Partnership to the respective parties.

Effective March 1, 2014, the Partnership directly pays BHM I, LLC for its pro rata portion of incentive, management and administrative fees.

For BHM I, LLC, PGR Master Fund and MB Master Fund, contributions and withdrawals are permitted on a monthly basis.

As of December 31, 2014 and 2013, there have been no suspended redemptions, “lock up” periods or gate provisions imposed before a withdrawal can be made by the Partnership.

The tables below represent summarized Income Statement information for BHM I, LLC, PGR Master Fund and MB Master Fund for the years ended December 31, 2014, 2013, and 2012, respectively, to meet the requirements of Regulation S-X Rule 3-09:
December 31, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	-	(6,707,413)	11,593,435	4,886,022
PGR Master Fund	1,816	(92,435)	2,790,730	2,698,295
MB Master Fund	41,225	(4,655,303)	7,309,353	2,654,050

December 31, 2013	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	2,258	(6,908,153)	10,136,795	3,228,642
PGR Master Fund	12,279	(134,731)	8,544,764	8,410,033
MB Master Fund	92,224	(5,087,972)	14,221,096	9,133,124

December 31, 2012	Investment Income (Loss)	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	(48,368)	(8,182,509)	(9,518,219)	(17,700,728)
PGR Master Fund	26,436	(126,749)	(8,963,355)	(9,090,104)
MB Master Fund	30,442	(691,180)	(261,679)	(952,859)

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

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards.

As of December 31, 2014, 100% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded.

As of December 31, 2014 and 2013, the Partnership held no futures or forward contracts.  Therefore, there were no net unrealized gains or losses on futures or forward contracts.

Investment Company Status
Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013 and the highest, lowest and average values during the twelve months ended December 31, 2014 and 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2014, the Partnership’s total capitalization was approximately $36 million.
                                                                December 31, 2014

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$297,777	0.83%

Interest Rate	200,605	0.56%

Equity	203,823	0.57%

Commodity	5,062,022	14.18

Total	$5,764,227	16.14%

                                                                 Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$871,753	$105,583	$362,909
Interest Rate	$682,811	$61,788	$262,097
Equity	$889,853	$90,944	$522,428
Commodity	$6,302,584	$1,176,021	$4,344,549
*Average of month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $53 million.

                                                                  December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$105,583	0.20%

Interest Rate	61,788	0.12%

Equity	517,311	0.98%

Commodity	5,449,549	10.29%

Total	$6,134,231	11.59%

                                                                Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,151,830	$48,843	$321,931
Interest Rate	$1,125,829	$42,982	$379,348
Equity	$1,201,884	$192,682	$557,496
Commodity	$6,739,272	$3,293,049	$4,890,265
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

The following were the primary trading risk exposures of the Partnership at December 31, 2014 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2014, the Partnership’s primary exposure was in the NASDAQ (U.S.), S&P 500 (U.S.), and Nikkei 225 (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:
Metals.  The Partnership’s primary metal market exposure as of December 31, 2014 was to fluctuations in the price of nickel, palladium, and tin.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2014.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2014.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's December 31, 2014 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2014
March 31	$1,759,318	$732,408	$0.19
June 30	4,806,688	4,311,304	1.31
September 30	(621,928)	(1,114,040)	(0.40)
December 31	(2,760,629)	(3,225,406)	(1.12)

Total	$3,183,449	$ 704,266	$(0.02)

2013
March 31	$1,634,256	$43,215	$(0.01)
June 30	(1,855,167)	(3,304,165)	(0.71)
September 30	2,742,750	1,423,313	0.33
December 31	386,151	(863,365)	(0.22)

Total	$2,907,990	$(2,701,002)	$(0.61)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the
Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as  defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013.  Ceres has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner.  Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director).  Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014.  From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.

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

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010.  He served as President of the General Partner from August 2013 through September 2014.  Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA.  Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner.  Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief

Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013.  From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013.  Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013.

Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014.  Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only,

Alternative Investment Partners, and Global Liquidity, since February 2013.  Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013.  Mr. Klingert has been listed as a principal of the General Partner since October 2014.  From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds.  From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management.  From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management.  Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company.  From February 2007 until November 2007, Mr. Klingert was on sabbatical.  Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007.  From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank.  Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014.  Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees.  Mr. Martin has been listed as a principal of the General Partner since October 2014.  Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006.  Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control.  From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm.  From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm.  Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program.  From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm.  From October 1980 through January 1984,

Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies.  Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014.  Mr. Smith  has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration.  Mr. Smith has been listed as a principal of the General Partner since October 2014.  Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000.  Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP.  Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997.  At BlackRock he oversaw multiple vendors who performed accounting services for the funds.  From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits.  After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994.  At McGladrey & Pullen, he was responsible for managing multiple client audits.  Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014.  Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business.  He joined Morgan Stanley in January 2012.  Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015.  Mr. Zabeli has been listed as a principal of the General Partner since October 2014.  Mr. Zabeli was on garden leave in December 2011.  From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York.  From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific.  From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan.  From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk.  In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk.  Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications.  Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014, were timely and correctly made.

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

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership.  The Partnership pays Ceres a general partner administrative fee equal to an annual rate of 2.0% (paid monthly) of the Partnership’s net assets.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2014, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2014, Ceres owned  29,333.202 Units of general partnership interest, representing a 1.12 percent interest in the Partnership.

 (c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

Refer to Note 2. Summary of Significant Accounting Policies, Note 4. Related Party Transactions, and Note 5. Trading Advisors of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $1,724,317 for the year ended December 31, 2014.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2014.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $85,600 for the year ended December 31, 2014, and $95,121 for the year ended December 31, 2013.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay D&T any amounts in 2014 and 2013 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2014, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition as of December 31, 2014 and 2013.

-	Statements of Income and Expenses and Changes in Partners' Capital for the years ended December 31, 2014, 2013, and 2012.

-               Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2014 is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 30, 2015	By:	/s/ Patrick T. Egan
Patrick T. Egan,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 30, 2015
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 30, 2015
Steven Ross, Chief Financial Officer, Principal Accounting Officer

	/s/	Alper Daglioglu	March 30, 2015
Alper Daglioglu, Director

	/s/	Kevin Klingert	March 30, 2015
Kevin Klingert, Director

	/s/	Harry Handler	March 30, 2015
Harry Handler, Director

	/s/	Jeremy Beal	March 30, 2015
Jeremy Beal, Director

	/s/	Colbert Narcisse	March 30, 2015
Colbert Narcisse, Director

	/s/	M. Paul Martin	March 30, 2015
M. Paul Martin, Director

	/s/	Frank Smith	March 30, 2015
Frank Smith, Director

	/s/	Feta H. Zabeli	March 30, 2015
Feta H. Zabeli, Director

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

10.01
Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, the General Partner and Blenheim Capital Management, L.L.C., is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-K (File No. 0-26280) filed with the Securities and Exchange Commission on March 28, 2014.

E-1

10.02
Management Agreement by and among the Partnership, the General Partner and Aventis Asset Management, LLC, dated as of December 1, 2011, is incorporated by reference to Exhibit 10.06 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on December 6, 2011.

10.02(a)
Amendment No. 1 to the Management Agreement, among the Partnership, the General Partner, and Aventis Asset Management, LLC, dated as of February 7, 2014, is incorporated by reference to Exhibit 10.02(a) of the Partnership’s Form 10-K (File No. 0-26280) filed with the Securities and Exchange Commission on March 28, 2014.

10.03
Amended and Restated Management Agreement, by and among the Partnership, the General Partner and PGR Capital LLP, dated December 3, 2013 and effective as of September 1, 2013, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 10-K (File No. 0-06280) filed with the Securities and Exchange Commission on March 28, 2014.

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

E-2

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

10.13
Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-26280) filed with the Securities and Exchange Commission on August 13, 2014.

13.01	December 31, 2014, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	December 31, 2014, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

E-3

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

^  Submitted electronically herewith.

E-4