Form 10-Q
period 2015-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2015-05-13
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2015, 2,479,376.382 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31,
	2015	December 31,
	(Unaudited)	2014
	$	$
ASSETS

Investments:
Investment in BHM I, LLC	23,346,650	28,236,607
Investment in PGR Master Fund	5,875,044	5,291,425
Investment in MB Master Fund	3,561,165	3,502,992

Total Investments (cost $6,992,893 and $7,147,767)	32,782,859	37,031,024

Interest receivable	199	182

Total Assets	32,783,058	37,031,206

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	560,998	1,091,038
Redemptions payable to General Partner	24,165	50,000
Accrued incentive fees	126,908	53,508
Accrued ongoing placement agent fees	58,112	61,272
Accrued administrative fees	58,112	61,272
Accrued management fees	8,201	7,729

Total Liabilities	836,496	1,324,819

Partners’ Capital:

Limited Partners (2,479,376.382 and 2,592,477.838 Units, respectively)	31,596,916	35,306,899
General Partner (27,436.389 and 29,333.202 Units, respectively)	349,646	399,488

Total Partners’ Capital	31,946,562	35,706,387

Total Liabilities and Partners’ Capital	32,783,058	37,031,206

NET ASSET VALUE PER UNIT	12.74	13.62

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	$	$
INVESTMENT INCOME
Interest income	657	3,358

EXPENSES

Ongoing placement agent fees	175,425	—
Administrative fees	175,425	—
Incentive fees	126,908	—
Management fees	24,486	247,701
Brokerage fees	—	779,209

Total Expenses	502,244	1,026,910

NET INVESTMENT LOSS	(501,587)	(1,023,552)

TRADING RESULTS
Trading profit (loss) on investments:
Net realized gain on investment in BHM I, LLC	2,345,379	6,078,243
Net realized gain on investment in MB Master Fund	512	5,110
Net realized gain (loss) on investment in PGR Master Fund	9,190	(2,406)
Net change in unrealized depreciation on investment in BHM I, LLC	(4,889,956)	(3,837,938)
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	692,585	(427,141)
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	104,080	(59,908)

Total Trading Results	(1,738,210)	1,755,960

NET INCOME (LOSS)	(2,239,797)	732,408

NET INCOME (LOSS) ALLOCATION

Limited Partners	(2,214,120)	722,771
General Partner	(25,677)	9,637

NET INCOME (LOSS) PER UNIT*

Limited Partners	(0.88)	0.19
General Partner	(0.88)	0.19

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	2,588,121.828	3,776,698.942

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	2,621,811.040	35,306,899	399,488	35,706,387
Net Loss	—	(2,214,120)	(25,677)	(2,239,797)
Redemptions	(114,998.269)	(1,495,863)	(24,165)	(1,520,028)

Partners’ Capital, March 31, 2015	2,506,812.771	31,596,916	349,646	31,946,562

Partners’ Capital, December 31, 2013	3,880,571.388	52,246,247	694,669	52,940,916
Net Income	—	722,771	9,637	732,408
Redemptions	(406,550.791)	(5,621,296)	—	(5,621,296)

Partners’ Capital, March 31, 2014	3,474,020.597	47,347,722	704,306	48,052,028

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1.	Organization

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments), through the Partnership’s investments in its affiliated funds (each a “Fund” or collectively, the “Funds”). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

The Funds, their Trading Advisors and their trading system styles for the Partnership at March 31, 2015, are as follows:

Fund	Trading Advisor	Trading System Style

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”)	Blenheim Capital Management, LLC (“Blenheim”)	Discretionary
MB Master Fund L.P (“MB Master Fund”)	Aventis Asset Management, LLC (“Aventis”)	Discretionary
PGR Master Fund L.P. (“PGR Master Fund”)	PGR Capital L.P. (“PGR”)	Systematic

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

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are Blenheim, Aventis and PGR (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Blenheim, Aventis and PGR manage the assets of the Partnership through its investments in BHM I, LLC, MB Master Fund and PGR Master Fund, respectively. Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

The current term of the management agreement with Blenheim will expire on June 30, 2015 and will renew periodically unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with PGR will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with Aventis will expire on June 30, 2015 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014, Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s Investments. The Partnership’s investments in affiliated funds reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of the net asset value of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Fund are equal to the total assets of the Fund (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the fair value of all open Futures Interests and other assets) less all liabilities of the Funds (including, but not limited to, brokerage commissions that would be payable upon the closing of open Futures Interests, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Affiliated Funds’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Funds is reflected as net change in unrealized appreciation (depreciation) on investment on the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. Realized gains and losses from withdrawals from the Funds are determined based on the specific identification method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of March 31, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. Management has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

Recent Accounting Pronouncements: In May 2015, Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of funds structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

requires entities to provide the disclosures in ASC 820-10-50-6A only for investments for which they elect to use the net asset value practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. Management is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2015 and 2014 were as follows:

	For the Three Months Ended March 31,
	2015	2014
Per Unit Operating Performance:
Net asset value, January 1:	$13.62	$13.64

Interest Income	— (2)	— (2)
Expenses	(0.20)	(0.28)
Realized/Unrealized Gains (Losses)	(0.68)	0.47

Net Income/(Loss)	(0.88)	0.19

Net asset value, March 31:	$12.74	$13.83

Ratios to average net assets:
Net Investment Loss (1)	(4.9)%	(8.2)%
Expenses before Incentive Fees (1)	4.5%	8.3%
Expenses after Incentive Fees (1)	4.9%	8.3%
Total return before incentive fees	(6.1)%	1.4%
Total return after incentive fees	(6.5)%	1.4%

(1)	Annualized (except for incentive fees if applicable).
(2)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. Monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co. The General Partner pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., the General Partner and/or its affiliates or any other entity acting as a commodity broker for the Partnership. For the three months ended March 31, 2015, the fees were $25,898.

5.	Financial Instruments of the Funds

The Trading Advisors trade Futures Interests on behalf on the Funds. Futures and forwards represent contracts for delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Funds’ Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” on open contracts from one period to the next on the Statements of Income and Expenses. The Funds’ contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Funds’ open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Funds are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Funds’ accounts with the counterparty.

6.	Fair Value Measurements

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

Transfers between levels are recognized at the end of the reporting period. During the period from January 1, 2015 to March 31, 2015, and the twelve months ended December 31, 2014, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2015	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	—	23,346,650	n/a	23,346,650
Investment in PGR Master Fund	—	5,875,044	n/a	5,875,044
Investment in MB Master Fund	—	3,561,165	n/a	3,561,165

Total Assets	—	32,782,859	n/a	32,782,859

December 31, 2014	Level 1	Level 2	Level 3	Total
	$	$	$	$
Assets
Investment in BHM I, LLC	—	28,236,607	n/a	28,236,607
Investment in PGR Master Fund	—	5,291,425	n/a	5,291,425
Investment in MB Master Fund	—	3,502,992	n/a	3,502,992

Total Assets	—	37,031,024	n/a	37,031,024

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund

The Partnership’s investment represents approximately 73.1% and 79.1 % for BHM I, LLC, 18.4% and 14.8% for PGR Master Fund, and 11.1% and 9.8% for MB Master Fund, respectively, of the net asset value of the Partnership at March 31, 2015 and December 31, 2014, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three months ended March 31, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended March 31, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(1,348,364)	(20,958,114)	(22,306,478)
PGR Master Fund	280	(26,165)	1,983,307	1,957,142
MB Master Fund	4,283	(749,365)	6,963,198	6,213,833

For the Three Months Ended March 31, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(1,587,015)	15,615,536	14,028,521
MB Master Fund	18,694	(1,445,434)	(5,426,729)	(6,872,163)
PGR Master Fund	796	(16,289)	(1,279,215)	(1,295,504)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata share of Net Income	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	73.1	23,346,650	(2,544,577)	130,869	—	—	Commodity Portfolio	Monthly
PGR Master Fund	18.4	5,875,044	701,775	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	11.1	3,561,165	104,592	—	—	—	Commodity Portfolio	Monthly

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership Net Assets	Fair Value	Partnership’s pro rata share of Net Income	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	2,240,305	70,826	—	—	Commodity Portfolio	Monthly
PGR Master Fund	14.8	5,291,425	(429,547)	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	9.8	3,502,992	(54,798)	—	—	—	Commodity Portfolio	Monthly

7.	Subsequent Events

Management of the Partnership performed its evaluation of subsequent events through the date of filing, and has determined there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 3.26%; Currency 5.47%; Equity 6.16%; and Commodity 85.11%.

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

As of March 31, 2015, approximately 100% of the Partnership’s total investment exposure through investments in Master Funds is futures contracts which are exchange-traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2015 and December 31, 2014, respectively, and the change during the three months ended March 31, 2015.

Trading Advisor	Allocations as of March 31, 2015 (%)	Allocations as of December 31, 2014 (%)	Allocations as of March 31, 2015 ($)	Allocations as of December 31, 2014 ($)	Change during the period (%)

Blenheim	70.98	75.62	22,675,255	27,001,102	(16.02)
PGR	17.92	14.61	5,725,660	5,217,929	9.73
Aventis	11.10	9.77	3,545,647	3,487,356	1.67

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain on investment in BHM I, LLC”, “Net realized trading gain on investment in MB Master Fund” and “Net realized trading gain (loss) on investment in PGR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees, of the Partnership are recorded on an accrual basis.

Management of Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $(1,737,553) and expenses totaling $502,244, resulting in a net loss of $2,239,797 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit decreased from $13.62 at December 31, 2014 to $12.74 at March 31, 2015.

During the first quarter, the Partnership posted a loss in net asset value as trading gains in the currency, energy, global interest rate, agricultural, and global stock index sectors were more than offset by trading losses in the metals sector. The most significant losses were incurred during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar eroding demand for precious metals. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. During January, losses were incurred within the metals sector from short positions in gold futures as prices advanced, capping the biggest monthly gain in three years, after U.S. government data showed the economy expanded at a slower pace than forecast in the fourth quarter. Additional losses were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened.

The Partnership’s trading losses for the quarter were partially offset by trading gains within the currency sector during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional gains were recorded from short positions in the euro during March. Within the energy markets, gains were experienced during March from short position in crude oil futures as prices declined amid a growing global supply glut. Within the global interest rate sector, gains were experienced primarily during January and March from long positions in European fixed income futures as prices rose amid concern that Greece’s solvency will erode, boosting demand for the relative safety of government debt. Additional gains were experienced from long futures positions in U.S. Treasuries. Within the agricultural sector, gains were recorded during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. These gains were mitigated by losses in cocoa trading during January and March. Additional gains were achieved within the global stock index markets during February from long positions in European and Asian equity index futures as prices advanced after euro-area finance ministers reached a provisional deal to keep financial aid flowing to Greece for four more months if the nation meets conditions on economic reforms. Positive global macro-economic signals also spurred investor sentiment and boosted prices.

For the Three Months Ended March 31, 2014

The Partnership recorded total trading results including interest income totaling $1,759,318 and expenses totaling $1,026,910, resulting in net income of $732,408 for the three months ended March 31, 2014. The Partnership’s net asset value per Unit increased from $13.64 at December 31, 2013, to $13.83 at March 31, 2014.

During the first quarter, the Partnership posted a gain in net asset value as trading profits in metals, energies, and global stock indices more than offset losses in the currency, agricultural, and global interest rate sectors. The most significant gains were experienced within the metals sector during February and March from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat came as miners continued to strike in South Africa, the world’s second-biggest palladium producer. Within the energy sector, gains were experienced during February from long positions in crude oil and its related products as prices rose following signs of an improving U.S. economy and after the Energy Information Administration reported low oil stockpiles in Cushing, Oklahoma. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2015, the Partnership’s total capitalization was approximately $32 million.

	March 31, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$295,864	0.93%
Interest Rate	176,556	0.55%
Equity	333,362	1.04%
Commodity	4,603,731	14.41

Total	$5,409,513	16.93%

	Three Months Ended March 31, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$696,422	$191,183	$368,329
Interest Rate	$361,607	$136,435	$212,718
Equity	$485,821	$55,113	$262,851
Commodity	$5,370,265	$4,483,589	$4,996,573

*	Average of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $36 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$297,777	0.83%
Interest Rate	200,605	0.56%
Equity	203,823	0.57%
Commodity	5,062,022	14.18

Total	$5,764,227	16.14%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$871,753	$105,583	$362,909
Interest Rate	$682,811	$61,788	$262,097
Equity	$889,853	$90,944	$522,428
Commodity	$6,302,584	$1,176,021	$4,344,549

*	Average of month-end VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2015.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 13, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.