Form 10-Q
period 2015-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2015-08-12
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, 2,342,876.866 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2015	December 31,
	(Unaudited)	2014
	$	$
ASSETS

Investments:

Investment in BHM I, LLC	12,836,043	28,236,607
Investment in PGR Master Fund	9,058,074	5,291,425
Investment in MB Master Fund	7,208,363	3,502,992

Total Investments (cost $15,334,871 and $7,147,767)	29,102,480	37,031,024
Interest receivable	—	182

Total Assets	29,102,480	37,031,206

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable to Limited Partners	337,230	1,091,038
Redemptions payable to General Partner	—	50,000
Accrued ongoing placement agent fees	51,690	61,272
Accrued administrative fees	51,690	61,272
Accrued management fees	15,813	7,729
Accrued incentive fees	—	53,508

Total Liabilities	456,423	1,324,819

Partners’ Capital:

Limited Partners (2,387,104.191 and 2,592,477.838 Units, respectively)	28,320,552	35,306,899
General Partner (27,436.389 and 29,333.202 Units, respectively)	325,505	399,488

Total Partners’ Capital	28,646,057	35,706,387

Total Liabilities and Partners’ Capital	29,102,480	37,031,206

NET ASSET VALUE PER UNIT	11.86	13.62

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
INVESTMENT INCOME
Interest income	493	1,579	1,150	4,937

EXPENSES
Ongoing placement agent fees	157,794	—	333,219	—
Administrative fees	157,794	—	333,219	—
Management fees	40,055	22,495	64,541	270,196
Incentive fees	(126,908)	—	—	—
Brokerage fees	—	472,889	—	1,252,098

Total Expenses	228,735	495,384	730,979	1,522,294

NET INVESTMENT LOSS	(228,242)	(493,805)	(729,829)	(1,517,357)

TRADING RESULTS
Trading profit (loss):
Net realized gain on investment in BHM I, LLC	10,110,195	6,314,605	12,455,574	12,392,848
Net realized gain (loss) on investment in MB Master Fund	(177)	233	335	5,343
Net realized gain (loss) on investment in PGR Master Fund	(7,904)	2,291	1,286	(115)
Net change in unrealized depreciation on investment in BHM I, LLC	(10,510,608)	(2,141,417)	(15,400,564)	(5,979,355)
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	(39,543)	64,394	64,537	4,486
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	(1,472,206)	565,003	(779,621)	137,862

Total Trading Results	(1,920,243)	4,805,109	(3,658,453)	6,561,069

NET INCOME (LOSS)	(2,148,485)	4,311,304	(4,388,282)	5,043,712

NET INCOME (LOSS) ALLOCATION
Limited Partners	(2,124,344)	4,244,923	(4,338,464)	4,967,694
General Partner	(24,141)	66,381	(49,818)	76,018

NET INCOME (LOSS) PER UNIT *
Limited Partners	(0.88)	1.31	(1.76)	1.50
General Partner	(0.88)	1.31	(1.76)	1.50

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	2,474,277.307	3,351,997.579	2,530,885.080	3,563,175.052

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital, December 31, 2014	2,621,811.040	35,306,899	399,488	35,706,387
Net Loss	—	(4,338,464)	(49,818)	(4,388,282)
Redemptions	(207,270.460)	(2,647,883)	(24,165)	(2,672,048)

Partners’ Capital, June 30, 2015	2,414,540.580	28,320,552	325,505	28,646,057

Partners’ Capital, December 31, 2013	3,880,571.388	52,246,247	694,669	52,940,916
Net Income	—	4,967,694	76,018	5,043,712
Redemptions	(733,468.378)	(10,351,761)	—	(10,351,761)

Partners’ Capital, June 30, 2014	3,147,103.010	46,862,180	770,687	47,632,867

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments of the Funds), through the Partnership’s investments in its affiliated funds (each a “Fund” or collectively, the “Funds”). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

The Funds, their Trading Advisors and their trading system styles for the Partnership at June 30, 2015, are as follows:

Fund	Trading Advisor	Trading System Style
Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”)	Blenheim Capital Management, LLC (“Blenheim”)	Discretionary
MB Master Fund L.P. (“MB Master Fund “)	Aventis Asset Management, LLC (“Aventis”)	Discretionary
PGR Master Fund L.P. (“PGR Master Fund”)	PGR Capital L.P. (“PGR”)	Systematic

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

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The trading advisors to the Partnership are Blenheim, Aventis and PGR (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Blenheim, Aventis and PGR manage the assets of the Partnership through its investments in BHM I, LLC, MB Master Fund and PGR Master Fund, respectively. Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

The current term of the management agreement with Blenheim will expire on September 30, 2015 and will renew periodically unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with PGR will expire on June 30, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with Aventis will expire on June 30, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

During June 2015, the General Partner determined to invest a portion of the Partnership’s, Trading Company’s and Master Funds’ excess cash (the Partnership’s and the Funds assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership, Trading Company and the Funds may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Funds’ accounts in order to avoid early liquidation of U.S. Treasury bills.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and the results of its operations for the three and six months ended June 30, 2015 and 2014 and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partner’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage commissions.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Affiliated Funds’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are fair valued at amortized cost which approximates fair value.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach and accordingly the Partnership’s pro rata share of all revenue and expenses of the Funds is reflected as net change in unrealized appreciation (depreciation) on investment on the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the average cost method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of June 30, 2015 and December 31, 2014, the Partnership’s cash balances were zero.

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on management’s assessment, the Partnership has been deemed to

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3. Financial Highlights.

New Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a results of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Financial Highlights

Financial highlights for the limited partner class for the three and six months ended June 30, 2015 and 2014 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit operating performance:
Net asset value at the beginning of period:	$12.74	$13.83	$13.62	$13.64

Net Investment Loss (2)	(0.09)	(0.15)	(0.29)	(0.44)
Realized/Unrealized Gain/(Loss)	(0.79)	1.46	(1.47)	1.94

Net Income/(Loss)	(0.88)	1.31	(1.76)	1.50

Net asset value, June 30:	$11.86	$15.14	$11.86	$15.14

Ratios to average net assets: (1)
Net Investment Loss (2)	(4.2)%	(4.3)%	(4.5)%	(6.3)%
Expenses before Incentive Fees	4.6%	4.3%	4.5%	6.3%
Incentive Fees	(0.4)%	— (3)	— (3)	— (3)
Expenses after Incentive Fees	4.2%	4.3%	4.5%	6.3%
Total return before Incentive Fees	(7.3)%	9.5%	(12.9)%	11.0%
Incentive Fees	(0.4)%	— (3)	— (3)	— (3)
Total return after Incentive Fees	(6.9)%	9.5%	(12.9)%	11.0%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.
(3)	Amount less than $0.005 per Unit.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Funds.

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, monthly, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership pays a general partner administrative fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co.

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

The U.S. Treasury bills, futures, forwards and options traded by the Trading Advisors on behalf of the Funds involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Funds’ open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Funds are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Funds’ accounts with the counterparty.

6. Fair Value Measurements

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership’s investments were classified as either Level 1 or level 2 and did not hold any domestic instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumption and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund

The Partnership’s investment represents approximately 44.8% and 79.1 % for BHM I, LLC, 31.6% and 14.8% for PGR Master Fund, and 25.2% and 9.8% for MB Master Fund, respectively, of the net asset value of the Partnership at June 30, 2015 and December 31, 2014, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and six months ended June 30, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Loss
	$	$	$	$
BHM I, LLC	—	(1,040,329)	(5,098,888)	(6,139,217)
PGR Master Fund	257	(18,439)	(3,279,633)	(3,298,072)
MB Master Fund	3,403	(877,479)	(332,117)	(1,209,596)

For the Six Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(2,388,693)	(26,057,003)	(28,445,696)
PGR Master Fund	537	(44,604)	(1,296,326)	(1,340,930)
MB Master Fund	7,686	(1,626,844)	6,631,081	5,004,237

For the Three Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income
	$	$	$	$
BHM I, LLC	—	(1,760,772)	32,554,765	30,793,993
MB Master Fund	8,812	(1,193,307)	5,623,615	4,430,308
PGR Master Fund	417	(20,415)	1,296,186	1,275,771

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/(Loss)
	$	$	$	$
BHM I, LLC	—	(3,347,787)	48,170,301	44,822,514
MB Master Fund	27,506	(2,638,741)	196,886	(2,441,855)
PGR Master Fund	1,213	(36,704)	16,971	(19,733)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Loss	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	44.8	12,836,043	(400,413)	85,262	—	—	Commodity Portfolio	Monthly
PGR Master Fund	31.6	9,058,074	(1,480,110)	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	25.2	7,208,363	(39,720)	—	—	—	Commodity Portfolio	Monthly

	June 30, 2015		For the six months ended June 30, 2015
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income/(Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	44.8	12,836,043	(2,944,990)	216,130	—	—	Commodity Portfolio	Monthly
PGR Master Fund	31.6	9,058,074	(778,335)	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	25.2	7,208,363	64,872	—	—	—	Commodity Portfolio	Monthly

	December 31, 2014		For the three months ended June 30, 2014
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	4,173,188	195,039	—	—	Commodity Portfolio	Monthly
PGR Master Fund	14.8	5,291,425	567,294	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	9.8	3,502,992	64,627	—	—	—	Commodity Portfolio	Monthly

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

	December 31, 2014		For the six months ended June 30, 2014
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of Administrative Fees	Investment Objective	Redemption Permitted
	%	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	6,413,493	265,865	—	—	Commodity Portfolio	Monthly
PGR Master Fund	14.8	5,291,425	137,747	—	—	—	Commodity Portfolio	Monthly
MB Master Fund	9.8	3,502,992	9,830	—	—	—	Commodity Portfolio	Monthly

7. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership and Funds. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 5.71%; Currency 10.57%; Equity 16.96%; and Commodity 66.76%.

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

There is no limitation on daily price movement in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

As of June 30, 2015, approximately 98.46% of the Partnership’s total investment exposure through investments in Funds is futures contracts which are exchange-traded while approximately 1.54% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2015 and March 31, 2015, respectively, and the change during the three months ended June 30, 2015.

Trading Advisor	Allocations as of June 30, 2015 (%)	Allocations as of March 31, 2015 (%)	Allocations as of June 30, 2015 ($)	Allocations as of March 31, 2015 ($)	Change during the period (%)
Blenheim	43.47	70.98	12,452,601	22,675,255	(45.08)
PGR	31.48	17.92	9,017,029	5,725,660	57.48
Aventis	25.05	11.10	7,176,427	3,545,647	102.40

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized depreciation on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized trading gain on investment in BHM I, LLC”, “Net realized trading gain on investment in MB Master Fund” and “Net realized trading gain (loss) on investment in PGR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees, of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2015

The Partnership recorded total trading results including interest income totaling $(1,919,750) and expenses totaling $228,735, resulting in a net loss of $2,148,485 for the three months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $12.74 at March 31, 2015 to $11.86 at June 30, 2015.

During the second quarter, the Partnership posted a loss in net asset value as trading gains in the agricultural sector were more than offset by trading losses in the metals, currency, global interest rate, energy, and global stock index sectors. The most significant losses were incurred in the metals sector during May and June from long positions in palladium futures as prices declined sharply amid concerns about weak automobile demand from the U.S. and China during a time of plentiful output from South African mines. Additional losses were incurred from long positions in tin and platinum futures. Within the currency sector, losses were incurred primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro rose following stronger-than-expected European economic data. Within the global interest rate sector, losses were incurred throughout the second quarter from long positions in U.S. fixed income futures as prices declined as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. Additional losses were incurred from long positions in Australian and Canadian fixed income futures. Within the energy sector, losses were incurred during April from short positions in crude oil and its related products as prices climbed higher amid growing expectations that a decline in U.S oil drilling will curb production. Additional losses were recorded during June from short positions in natural gas futures as prices advanced as higher-than-normal temperatures in the eastern U.S. spurred gas demand during the first half of the month. Within the global stock index sector, losses were incurred primarily during June from long positions in European equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. The Partnership’s trading losses for the quarter were partially offset by trading gains within the agricultural sector during April and May from long positions in cocoa futures as prices rallied on reports of a fungus outbreak on cocoa farms in West Africa.

The Partnership recorded total trading results including interest income totaling $(3,657,303) and expenses totaling $730,979, resulting in a net loss of $4,388,282 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $13.62 at December 31, 2014, to $11.86 at June 30, 2015.

During the first six months of the year, the Partnership posted a loss in net asset value as trading gains in the agricultural, currency, and energy sectors were more than offset by losses in the metals, global interest rate, and global stock index sectors. The most significant losses were incurred during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar eroding demand. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Further losses were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened. Within the global interest rate sector, losses were incurred throughout the second quarter from long positions in U.S. fixed income futures as prices declined as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. Additional losses were incurred during the second quarter from long positions in Australian and Canadian fixed income futures. Within the global stock index sector, losses were incurred primarily during June from long positions in European equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. The Partnership’s trading losses during the first six months of the year were partially offset by trading gains within the agricultural sector primarily during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Within the currency sector, gains were experienced primarily during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional gains were recorded from short positions in the euro during March. Within the energy markets, gains were experienced during March from short position in crude oil futures as prices declined amid a growing global supply glut.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2015, the Partnership’s total capitalization was approximately $29 million.

	June 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$248,563	0.87%
Interest Rate	134,148	0.47%
Equity	398,841	1.39%
Commodity	1,569,465	5.48%

Total	$2,351,017	8.21%

	Three Months Ended June 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$382,870	$165,995	$252,100
Interest Rate	$373,492	$106,838	$222,084
Equity	$517,806	$359,475	$441,826
Commodity	$4,306,801	$1,398,867	$2,350,278

*Average	of month-end VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $36 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$297,777	0.83%
Interest Rate	200,605	0.56%
Equity	203,823	0.57%
Commodity	5,062,022	14.18%

Total	$5,764,227	16.14%

	Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$871,753	$105,583	$362,909
Interest Rate	$682,811	$61,788	$262,097
Equity	$889,853	$90,944	$522,428
Commodity	$6,302,584	$1,176,021	$4,344,549

*Average	of month-end VaR.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2015.

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

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.