Form 10-Q
period 2015-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2015-11-12
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, 2,227,269.223 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS

Investments:
Investment in BHM I, LLC	$6,896,233	$28,236,607
Investment in PGR Master Fund	10,070,982	5,291,425
Investment in MB Master Fund	10,259,054	3,502,992

Total Investments, at fair value (cost $19,341,376 and $7,147,767, respectively)	27,226,269	37,031,024

Interest receivable	33	182

Total Assets	$27,226,302	$37,031,206

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Redemptions payable to Limited Partners	$476,041	$1,091,038
Redemptions payable to General Partner	25,000	50,000
Accrued ongoing placement agent fees	44,933	61,272
Accrued General Partner fees	44,933	61,272
Accrued management fees	18,933	7,729
Accrued incentive fees	-	53,508

Total Liabilities	609,840	1,324,819

Partners’ Capital:
Limited Partners (2,265,128.015 and 2,592,477.838 Units, respectively)	26,322,631	35,306,899
General Partner (25,284.926 and 29,333.202 Units, respectively)	293,831	399,488

Total Partners’ Capital	26,616,462	35,706,387

Total Liabilities and Partners’ Capital	$27,226,302	$37,031,206

NET ASSET VALUE PER UNIT	$11.62	$13.62

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income	$1,707	$1,191	$2,857	$6,128

EXPENSES
Ongoing placement agent fees	140,599	-	473,818	-
General Partner fees	140,599	-	473,818	-
Management fees	56,937	19,893	121,478	290,089
Brokerage fees	-	472,219	-	1,724,317

Total Expenses	338,135	492,112	1,069,114	2,014,406

NET INVESTMENT LOSS	(336,428)	(490,921)	(1,066,257)	(2,008,278)

TRADING RESULTS
Trading profit (loss):
Net realized gain (loss) on investment in BHM I, LLC	5,651,211	2,979,341	18,106,785	15,372,189
Net realized gain (loss) on investment in MB Master Fund	(1,481)	742	(1,146)	6,085
Net realized gain (loss) on investment in PGR Master Fund	2,163	(30,938)	3,449	(31,053)
Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC	(5,939,810)	(3,687,895)	(21,340,374)	(9,667,250)
Net change in unrealized appreciation (depreciation) on investment in MB Master Fund	(324,955)	154,256	(260,418)	158,742
Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund	382,049	(38,625)	(397,572)	99,237

Total Trading Results	(230,823)	(623,119)	(3,889,276)	5,937,950

NET INCOME (LOSS)	$(567,251)	$(1,114,040)	$(4,955,533)	$3,929,672

NET INCOME (LOSS) ALLOCATION
Limited Partners	(560,577)	(1,101,507)	(4,899,041)	3,866,187
General Partner	(6,674)	(12,533)	(56,492)	63,485

NET INCOME (LOSS) PER UNIT*
Limited Partners	(0.24)	(0.40)	(2.00)	1.10
General Partner	(0.24)	(0.40)	(2.00)	1.10

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	2,373,221.973	3,066,728.604	2,477,753.190	3,395,874.418

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2014	2,621,811.040	$35,306,899	$399,488	$35,706,387
Net Loss	-	(4,899,041)	(56,492)	(4,955,533)
Redemptions	(331,398.099)	(4,085,227)	(49,165)	(4,134,392)

Partners’ Capital, September 30, 2015	2,290,412.941	$26,322,631	$293,831	$26,616,462

Partners’ Capital, December 31, 2013	3,880,571.388	$52,246,247	$694,669	$52,940,916
Net Income	-	3,866,187	63,485	3,929,672
Redemptions	(1,014,996.189)	(14,362,548)	(271,697)	(14,634,245)

Partners’ Capital, September 30, 2014	2,865,575.199	$41,749,886	$486,457	$42,236,343

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The Funds, their Trading Advisors and their trading system styles for the Partnership at September 30, 2015, are as follows:

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

The clearing commodity broker for the Partnership and the Funds is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The trading advisors to the Partnership are Blenheim, Aventis and PGR (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Blenheim, Aventis and PGR manage the assets of the Partnership through its investments in BHM I, LLC, MB Master Fund and PGR Master Fund, respectively. Ceres is the trading manager to BHM I, LLC and the general partner to MB Master Fund and PGR Master Fund.

The current term of the management agreement with Blenheim will expire on December 31, 2015 and will renew periodically unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with PGR will expire on June 30, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor. The current term of the management agreement with Aventis will expire on June 30, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

The General Partner has determined to invest a portion of the Partnership’s and the Funds’ excess cash (the Partnership’s and the Funds’ assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and the Funds may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Funds’ accounts in order to avoid early liquidation of U.S. Treasury bills.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting; coordination of the annual audit with the Partnership’s auditor; preparation of the Partnership’s draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014 and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2014 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Partnership’s Investments.  The Partnership’s investments in affiliated funds reflected on the Statements of Financial Condition represent the Partnership’s pro rata share of the net asset value of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date. The net assets of each Fund are equal to the total assets of the Fund (including, but not limited to, all cash and cash equivalents, accrued interest, investment in U.S. Treasury bills, the fair value of all open Futures Interests and other assets) less all liabilities of the Funds (including, but not limited to, management fees, incentive fees, and other expenses), determined in accordance with GAAP.

Affiliated Funds’ Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Investment Company Status:  The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes:  Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit:  Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with investment company guidance. See Note 3, Financial Highlights.

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

3. Financial Highlights

Financial highlights for the limited partner class for the three and nine months ended September 30, 2015 and 2014 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Per Unit operating performance:
Net asset value at the beginning of the period:	$11.86	$15.14	$13.62	$13.64

Net Investment Loss(2)	(0.14)	(0.17)	(0.43)	(0.61)
Realized/Unrealized Gain/(Loss)	(0.10)	(0.23)	(1.57)	1.71

Net income (loss)	(0.24)	(0.40)	(2.00)	1.10

Net asset value, September 30:	$11.62	$14.74	$11.62	$14.74

Ratios to average net assets: (1)

Net Investment Loss(2)	(4.8)%	(4.3)%	(4.6)%	(5.6)%

Expenses before Incentive Fees	4.8%	4.3%	4.6%	5.6%
Incentive Fees	-	-	-	-

Expenses after Incentive Fees	4.8%	4.3%	4.6%	5.6%

Total return before Incentive Fees	(2.1)%	(2.6)%	(14.7)%	8.1%

Incentive Fees	-	-	-	-

Total return after Incentive Fees	(2.1)%	(2.6)%	(14.7)%	8.1%

(1)	Annualized (except for incentive fees if applicable).
(2)	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and excludes the income and expenses of the Funds.

4. Related Party Transactions

The Partnership’s cash is on deposit in commodity brokerage accounts with Morgan Stanley and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Partnership’s excess cash (the Partnership’s assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Partnership will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested MS&Co., pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. retains any interest earned in excess of the interest paid by MS&Co. to the Partnership. For purposes of such interest payments, net assets do not include monies due to the Partnership on Futures Interests that have not been received. The Partnership pays a General Partner fee to the General Partner and an ongoing placement agent fee to Morgan Stanley Wealth Management. Prior to October 2014, a flat rate brokerage fee was payable to MS&Co.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

As of and for the periods ended September 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund

The Partnership’s investment represents approximately 25.9% and 79.1% for BHM I, LLC, 37.8% and 14.8% for PGR Master Fund, and 38.5% and 9.8% for MB Master Fund, respectively, of the net asset value of the Partnership at September 30, 2015 and December 31, 2014, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and nine months ended September 30, 2015 and 2014, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months Ended September 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)
	$	$	$	$
BHM I, LLC	-	(810,136)	(3,890,612)	(4,700,748)
PGR Master Fund	2,477	(12,680)	821,702	809,022
MB Master Fund	2,752	(1,076,767)	(6,202,832)	(7,279,599)

For the Nine Months Ended September 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)
	$	$	$	$
BHM I, LLC	-	(3,198,829)	(29,947,615)	(33,146,444)
PGR Master Fund	3,014	(57,284)	(474,624)	(531,908)
MB Master Fund	10,438	(2,703,611)	428,249	(2,275,362)

For the Three Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)
	$	$	$	$
BHM I, LLC	-	(1,819,010)	(4,681,759)	(6,500,769)
PGR Master Fund	293	(27,008)	(186,444)	(213,452)
MB Master Fund	6,660	(1,197,414)	13,292,384	12,094,970

For the Nine Months Ended September 30, 2014	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)
	$	$	$	$
BHM I, LLC	-	(5,166,797)	43,488,542	38,321,745
PGR Master Fund	1,506	(63,712)	(169,473)	(233,185)
MB Master Fund	34,166	(3,836,155)	13,489,270	9,653,115

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income/(Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of General Partner Fees	Investment Objective	Redemptions Permitted
	%	$	$	$	$	$
BHM I, LLC	25.9	6,896,233	(288,599)	39,739	-	-	Commodity Portfolio	Monthly
PGR Master Fund	37.8	10,070,982	384,212	-	-	-	Commodity Portfolio	Monthly
MB Master Fund	38.5	10,259,054	(326,436)	-	-	-	Commodity Portfolio	Monthly

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income/(Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of General Partner Fees	Investment Objective	Redemptions Permitted
	%	$	$	$	$	$
BHM I, LLC	25.9	6,896,233	(3,233,589)	255,869	-	-	Commodity Portfolio	Monthly
PGR Master Fund	37.8	10,070,982	(394,123)	-	-	-	Commodity Portfolio	Monthly
MB Master Fund	38.5	10,259,054	(261,564)	-	-	-	Commodity Portfolio	Monthly

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income/(Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of General Partner Fees	Investment Objective	Redemptions Permitted
	%	$	$	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	(708,554)	200,032	-	-	Commodity Portfolio	Monthly
PGR Master Fund	14.8	5,291,425	(69,563)	-	-	-	Commodity Portfolio	Monthly
MB Master Fund	9.8	3,502,992	154,998	-	-	-	Commodity Portfolio	Monthly

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership Partners’ Capital	Fair Value	Partnership’s pro rata share of Net Income/(Loss)	Partnership’s pro rata share of Management Fees	Partnership’s pro rata share of Incentive Fees	Partnership’s pro rata share of General Partner Fees	Investment Objective	Redemptions Permitted
	%	$	$	$	$	$
BHM I, LLC	79.1	28,236,607	5,704,939	465,897	-	-	Commodity Portfolio	Monthly
PGR Master Fund	14.8	5,291,425	68,184	-	-	-	Commodity Portfolio	Monthly
MB Master Fund	9.8	3,502,992	164,827	-	-	-	Commodity Portfolio	Monthly

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

7. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 10.12%; Currency 12.65%; Equity 6.77%; and Commodity 70.46%.

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

As of September 30, 2015, approximately 97.67% of the Partnership’s total investment exposure through investments in Funds is futures contracts which are exchange-traded while approximately 2.33% is forward contracts which are off-exchange traded.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2015 and June 30, 2015, respectively, and the change during the three months ended September 30, 2015.

Trading Advisor	Allocation as of September 30, 2015 (%)	Allocation as of June 30, 2015 (%)	Allocation as of September 30, 2015 ($)	Allocation as of June 30, 2015 ($)	Change during the period (%)

Blenheim	23.94	43.47	6,372,395	12,452,601	(48.83)
PGR	37.69	31.48	10,030,573	9,017,029	11.24
Aventis	38.37	25.05	10,213,494	7,176,427	42.32

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2015 and 2014, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded on the Statements of Income and Expenses as “Net change in unrealized appreciation (depreciation) on investment in BHM I, LLC”, “Net change in unrealized appreciation (depreciation) on investment in PGR Master Fund” and “Net change in unrealized appreciation (depreciation) on investment in MB Master Fund” for open contracts and recorded as “Net realized gain (loss) on investment in BHM I, LLC”, “Net realized gain (loss) on investment in MB Master Fund” and “Net realized gain (loss) on investment in PGR Master Fund” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, administrative fees and ongoing placement agent fees, of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2015

The Partnership recorded total trading results including interest income of $(229,116) and expenses totaling $338,135, resulting in a net loss of $567,251 for the three months ended September 30, 2015. The Partnership’s net asset value per Unit decreased from $11.86 at June 30, 2015 to $11.62 at September 30, 2015.

During the third quarter, the Partnership posted a loss in Net Asset Value as trading gains in the energy, global interest rate, and currency sectors were offset by trading losses in the global stock index, metals, and agricultural sectors. The most significant losses were incurred in the global stock index sector throughout the third quarter from long positions in Pacific Rim, U.S., and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the metals sector, losses were incurred primarily during August from long positions in nickel futures as prices declined after data showed China’s factory activity fell to a three-year low, underscoring weakening demand from the world’s biggest metals consumer. Additional losses were incurred from positions in platinum and palladium futures. Within the agricultural sector, losses were incurred primarily during August from long positions in cocoa futures as prices declined amid good harvest conditions in West Africa and data indicating weak demand. Additional losses were incurred during July from long positions in corn futures as prices declined amid concerns that China’s slowing economy would dampen demand for the commodities, even as favorable weather continued to bolster domestic supplies. The Partnership’s trading losses during the third quarter were offset by trading gains within the energy sector, primarily during July, from short positions in crude oil and its related products as prices declined as U.S. crude supplies rose and OPEC production increased, signaling the global supply glut will persist. Within the global interest rate sector, gains were experienced throughout the third quarter from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Additional gains were recorded from long positions in Japanese fixed income futures. Within the currency sector, gains were experienced primarily during July from short positions in various currencies, particularly the Australian dollar and Canadian dollar, against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. The Australian and Canadian dollars were also weighed down by falling commodity prices throughout the month.

The Partnership recorded total trading results including interest income of $(3,886,419) and expenses of $1,069,114 resulting in a net loss of $4,955,533 for the nine months ended September 30, 2015. The Partnership’s net asset value per Unit decreased from $13.62 at December 31, 2014 to $11.62 at September 30, 2015.

During the first nine months of the year, the Partnership posted a loss in Net Asset Value as trading gains in the agricultural, energy, currency, and global interest rate sectors were more than offset by losses in the metals and global stock index sectors. The most significant losses were incurred during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Further losses were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened. Within the global stock index sector, losses were incurred throughout the third quarter from long positions in U.S., Pacific Rim, and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. The Partnership’s trading losses during the first nine months of the year were partially offset by trading gains within the agricultural sector primarily during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Within the energy markets, gains were experienced during March from short position in crude oil futures as prices declined amid a growing global supply glut. Additional gains were experienced during July from short positions in crude oil as prices continued to decline as U.S. crude supplies rose and OPEC production increased, signaling the global supply glut will persist. Within the currency sector, gains were experienced primarily during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional gains were recorded from short positions in the euro during March. Within the global interest rate sector, gains were experienced throughout the third quarter from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Additional gains were recorded from long positions in Japanese fixed income futures.

For the Three and Nine Months Ended September 30, 2014

The Partnership recorded total trading results including interest income of $(621,928) and expenses of $492,112, resulting in net loss of $1,114,040 for the three months ended September 30, 2014. The Partnership’s net asset value per Unit decreased from $15.14 at June 30, 2014 to $14.74 at September 30, 2014.

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

The Partnership recorded total trading results including interest income of $5,944,078 and expenses of $2,014,406, resulting in net income of $3,929,672 for the nine months ended September 30, 2014. The Partnership’s net asset value per Unit increased from $13.64 at December 31, 2013 to $14.74 at September 30, 2014.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2015, the Partnership’s total capitalization was approximately $27 million.

	September 30, 2015
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$342,356	1.29%
Interest Rate	273,737	1.03%
Equity	183,051	0.69%
Commodity	1,906,254	7.16%

Total	$2,705,398	10.17%

	Three months ended September 30, 2015
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$440,749	$212,900	$327,602
Interest Rate	$364,455	$131,647	$246,491
Equity	$416,218	$57,030	$235,517
Commodity	$2,228,813	$1,469,694	$1,807,144

*Average of daily VaR.

As of December 31, 2014, the Partnership’s total capitalization was approximately $36 million.

	December 31, 2014
Primary Market Risk Category	VaR	% of Total Capitalization
Currency	$297,777	0.83%
Interest Rate	200,605	0.56%
Equity	203,823	0.57%
Commodity	5,062,022	14.18%

Total	$5,764,227	16.14%

	Twelve months ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$871,753	$105,583	$362,909
Interest Rate	$682,811	$61,788	$262,097
Equity	$889,853	$90,944	$522,428
Commodity	$6,302,584	$1,176,021	$4,344,549

*Average of daily VaR.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 12, 2015	By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer

	By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.