Form 10-K
period 2015-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2016-03-28
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,320,552 at June 30, 2015.

As of February 29, 2016, 2,037,999.989 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley
Spectrum Series Limited Partners for the year ended December 31, 2015	II, III and IV

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSBH.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSSBH and previously acted as a non-clearing broker for the Partnership. MS&Co. and its affiliates act as the custodians of the Partnership’s assets. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”), PGR Capital L.P. (“PGR”) and Blenheim Capital Management, L.L.C. (“Blenheim”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). A description of the trading activities and focus of each Trading Advisor begins on page 22 under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Aventis and PGR manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

The portion of the Partnership’s assets was invested in Morgan Stanley Smith Barney BHM I, LLC, an affiliated trading company (“BHM I, LLC” or the “Trading Company”), which allocates substantially all of its assets to the trading program of Blenheim, which makes investment decisions for the Trading Company. The Trading Company is a Delaware limited liability company operated by the General Partner.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner (the “General Partner fee” and formerly, the “administrative fee”) equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

The management fee for the Partnership is accrued at a rate of 1/12th of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Blenheim on the first day of each month, 1/12th of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to PGR on the first day of each month and 1/12th of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Aventis on the first day of each month. Effective March 1, 2014, the Partnership indirectly pays BHM I, LLC for management fees related to Blenheim. Prior to March 1, 2014, the monthly management fee payable by the Partnership to Blenheim was 1/4th of 1% (a 3% annual rate) of the Partnership’s net assets allocated to Blenheim on the first day of each month. Prior to March 1, 2014, the management fee payable by the Partnership to Aventis was 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to Aventis on the first day of each month.

The Partnership pays a quarterly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Blenheim and Aventis as of the end of each calendar quarter and a yearly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to PGR as of the end of each calendar year. Effective March 1, 2014, the Partnership directly pays BHM I, LLC for incentive fees related to Blenheim. Prior to March 1, 2014, the Partnership paid a monthly incentive fee equal to 15% of the trading profits experienced with respect to the net assets allocated to Blenheim as of the end of each calendar month.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage, ongoing placement agent, General Partner and management fees are deducted. For all Trading Advisors with trading losses, no incentive fee is paid in subsequent periods until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim and BHM I, LLC, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by Partnership to Blenheim among the remaining trading advisors of the Partnership.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnerships. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the respective Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnerships’ respective break-even point.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $13.62 and returned (15.3)% to $11.54 per Unit on December 31, 2015. For a more detailed description of the Partnership’s business see subparagraph (c).

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

The Partnership Incurs Substantial Charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay monthly management fees to the Trading Advisors regardless of the performance of the Partnership. In addition, the Partnership pays each Trading Advisor an incentive fee.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

●

The General Partner, Morgan Stanley, Morgan Stanley Wealth Management and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

●	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

●

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for futures, forwards and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by Limited Partners.

●

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Memorandum. That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

●	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Partnership or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule will, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership. Structural changes, such as with respect to governance arrangements for the Partnership, could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership are impermissible under the Final Rule, the General Partner is required to conform such activities and investments by July 21, 2015, subject to an extended conformance period (expected to end on July 21, 2017) for certain relationships and investments in place prior to 2014, at or before the end of which such legacy relationship and investments must be conformed, and the Partnership must be in full compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain transactions and relationships between Morgan Stanley affiliates and the Partnership, which could require restructuring of those relationships.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Fund to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the general partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s assets in United States Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership may incur a loss on such Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

        Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of futures, forwards and options make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in futures, forwards and options, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets.

The Partnership’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. Trading Advisors may use substantial leverage in trading the Partnership’s assets. Trading futures, forwards and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

Factors that can contribute to market illiquidity for exchange-traded contracts include:

●	exchange-imposed price fluctuation limits;

●	limits on the number of contracts speculative traders may hold in most commodity markets; and

●	market disruptions.

The General Partner expects that non-exchange traded contracts will be traded for commodity interests for which there is generally a liquid underlying market. Such markets, however, may experience periods of illiquidity and are also subject to market disruptions.

Since the Trading Advisors already manage sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain and could affect a large portion of the market.

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

        The Partnership has Credit Risk to the Commodity Brokers. The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity brokers, as futures commission merchants for the

Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between CSEs and SDs and MSPs, and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

Since the future performance of the Trading Advisors is unpredictable, the Trading Advisors’ past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. The Trading Advisors are responsible for making all futures, forwards and options trading decisions on behalf of the Partnership. The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading program employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $327.3 billion as of December 31, 2015 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Fund or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

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

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolved the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015.At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Units at February 29, 2016 was approximately 3,463.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6. SELECTED FINANCIAL DATA

Total trading results, interest income, total expenses, net income (loss) and net income (loss) per Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Unit and total assets as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(3,760,506)	$3,176,271	$2,879,322	$(2,231,528)	$(27,988,792)
Interest income	3,118	7,178	28,668	57,466	53,908
Total expenses	(1,384,296)	(2,479,183)	(5,608,992)	(8,473,115)	(14,650,187)

Net income (loss)	$(5,141,684)	$704,266	$(2,701,002)	$(10,647,177)	$(42,585,071)

Net income (loss) per Unit	$(2.08)	$(0.02)	$(0.61)	$(1.77)	$(5.47)

Net asset value per Unit	$11.54	$13.62	$13.64	$14.25	$16.02

Total assets	$25,261,173	$37,031,206	$54,495,997	$76,211,746	$119,284,434

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 7.0%; Currency 17.3%; Equity 10.2%; and Commodity 65.5%.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2015 and September 30, 2015, respectively, and the change during the applicable period.

Trading Avisor	Allocations as of December 31, 2015(%)	Allocations as of September 30, 2015(%)	Allocations as of December 31, 2015($)	Allocations as of September 30, 2015($)	Change during the period(%)

Blenheim	15.81	23.94	$ 3,882,004	$ 6,372,395	(39.08)
PGR	48.02	37.69	11,795,021	10,030,573	17.59
Aventis	36.17	38.37	8,883,859	10,213,494	(13.02)

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, for open contracts, and recorded as “Net realized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, General Partner fees, ongoing placement agent fees, incentive fees and brokerage fees, of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(3,757,388) and expenses totaling $1,384,296, resulting in a net loss of $5,141,684 for the year ended December 31, 2015. The Partnership’s net asset value per Unit decreased from $13.62 at December 31, 2014 to $11.54 at December 31, 2015. Total redemptions for the year were $6,003,819 and the Partnership’s ending capital was $24,560,884 at December 31, 2015, a decrease of $11,145,503 from the ending capital at December 31, 2014 of $35,706,387.

During the year, the Partnership posted a loss in Net Asset Value as trading gains in the energy, agricultural, and currency sectors were more than offset by losses in the metals, global stock index, and global interest rate sectors. The most significant losses were incurred in the metals markets during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Further losses in this sector were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened, as well as during May and June from long positions in zinc, lead, and tin futures as Greece’s debt crisis undermined confidence in the global growth outlook and threatened commodities demand. Within the global stock index sector, losses were incurred throughout most of the second half of the year from long positions in U.S., Pacific Rim, and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the global interest rate sector, losses were incurred during the second quarter from long positions in European fixed income futures, specifically German bunds, as prices extended a decline as European leaders and the head of the International Monetary Fund agreed to step up the intensity of talks over Greece’s financial fate. Additional fixed income losses were incurred during the fourth quarter from long positions in European fixed income futures after prices reversed sharply lower as European Central Bank (“ECB”) president Mario Draghi disappointed markets early in December with an underwhelming ECB stimulus announcement. The Partnership’s trading losses during the year were partially offset by trading gains within the energy markets, primarily during November and December, from short positions in crude oil futures as prices continued to decline as U.S. crude supplies rose and OPEC production increased, signaling the global supply glut will persist. Within the agricultural sector, gains were experienced primarily during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Within the currency sector, gains were experienced primarily during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional currency gains were recorded from positions in the Canadian dollar and euro throughout the year.

The Partnership recorded total trading results including interest income totaling $3,183,449 and expenses totaling $2,479,183, resulting in net income of $704,266 for the year ended December 31, 2014. The Partnership’s net asset value per Unit decreased from $13.64 at December 31, 2013 to $13.62 at December 31, 2014. Total redemptions for the year were $17,938,795 and the Partnership’s ending capital was $35,706,387 at December 31, 2014, a decrease of $17,234,529 from the ending capital at December 31, 2013 of $52,940,916.

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

The Partnership recorded total trading results including interest income totaling $2,907,990 and expenses totaling $5,608,992, resulting in a net loss of $2,701,002 for the year ended December 31, 2013. The Partnership’s net asset value per Unit decreased from $14.25 at December 31, 2012 to $13.64 at December 31, 2013. Total redemptions for the year were $18,417,554 and the Partnership’s ending capital was $52,940,916 at December 31, 2013, a decrease of $21,118,556 from the ending capital at December 31, 2012 of $74,059,472.

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

For an analysis of unrealized gains and losses by contract type and a further description of 2015 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

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

Credit Risk

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

Third, with respect to forwards and options on forward contract trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co., as the sole counterparty on all trading of foreign currency forward contracts and foreign currency forward contracts.

For additional information, see Note 5, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures

The carrying value of the Partnerships’ assets and liabilities presented in the respective Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of Topic 946, “Financial Services – Investment Companies” as of the Partnership’s reporting date.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in Funds in the Partnership’s Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. With respect to its investments in PGR Master Fund and MB Master Fund, the Partnership records a realized gain or loss on such investments as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership generally uses the average cost method. With respect to the Partnership’s investment in BHM I, LLC, the Partnership recorded redemptions received from BHM I, LLC as a reduction of cost basis and thereafter the redemptions received in excess of cost are recorded as a realized gain.

There were no direct investments held by the Partnership as of December 31, 2015 and 2014.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014 and the highest, lowest and average values during the twelve months ended December 31, 2015 and 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2015, the Partnership’s total capitalization was approximately $25 million.

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$357,166	1.45%	$696,422	$165,995	$326,528
Interest Rate	145,253	0.59	373,492	106,838	227,254
Equity	209,391	0.85	517,806	55,113	301,982
Commodity	1,350,516	5.50	5,370,265	1,183,396	2,649,295

Total	$2,062,326	8.39%

* Average of daily Values at Risk.

As of December 31, 2014, the Partnership’s total capitalization was approximately $36 million.

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$297,777	0.83%	$871,753	$105,583	$362,909
Interest Rate	200,605	0.56	682,811	61,788	262,097
Equity	203,823	0.57	889,853	90,944	522,428
Commodity	5,062,022	14.18	6,302,584	1,176,021	4,344,549

Total	$5,764,227	16.14%

* Average of daily Values at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

●	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
●	changes in portfolio value caused by market movements may differ from those of the VaR model;
●	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
●	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
●	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2015 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2015, the Partnership’s primary exposure was in the NASDAQ (U.S.), FTSE 100 (United Kingdom), SPI 200 (Australia), S&P 500 (U.S.), Hang Seng (Hong Kong), and MSCI Singapore (Singapore) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2015 was to fluctuations in the price of copper, gold, tin, and silver.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2015.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex and wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2015.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle prices.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2015 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$128,770	$(230,823)	$(1,920,243)	$(1,738,210)
Interest income	261	1,707	493	657
Total expenses	(315,182)	(338,135)	(228,735)	(502,244)

Net income (loss)	$(186,151)	$(567,251)	$(2,148,485)	$(2,239,797)

Net income (loss) per Unit	$(0.08)	$(0.24)	$(0.88)	$(0.88)

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$(2,761,679)	$(623,119)	$4,805,109	$1,755,960
Interest income	1,050	1,191	1,579	3,358
Total expenses	(464,777)	(492,112)	(495,384)	(1,026,910)

Net income (loss)	$(3,225,406)	$(1,114,040)	$4,311,304	$732,408

Net income (loss) per Unit	$(1.12)	$(0.40)	$1.31	$0.19

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that in formation the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013. Ceres has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. OTHER INFORMATION

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015, were timely and correctly made.

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

Item 11. EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays Ceres a General Partner fee equal to an annual rate of 2.0% (paid monthly) of the Partnership’s net assets.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)     Security Ownership of Certain Beneficial Owners – At February 29, 2016, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)     Security Ownership of Management – At December 31, 2015, Ceres owned 25,284.926 Units of general partnership interest, representing a 1.2 percent interest in the Partnership.

(c)     Changes in Control – None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)     Transactions with related persons. None.

(b)     Review, approval or ratification of transactions with related persons. Not applicable.

(c)     Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2015.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“D&T”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$81,900
2014	$85,600

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay D&T any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2014, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Schedules of Investments, as of December 31, 2015 and 2014.

-	Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2015 is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2016	By:	/s/ Patrick T. Egan
Patrick T. Egan,
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 28, 2016
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 28, 2016
Steven Ross, Chief Financial Officer, Director, Principal Accounting Officer

	/s/	M. Paul Martin	March 28, 2016
M. Paul Martin, Director

	/s/	Feta H. Zabeli	March 28, 2016
Feta H. Zabeli, Director

EXHIBIT INDEX

ITEM

3.01

Fifth Amended and Restated Limited Partnership Agreement, dated as of January 1, 2016, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on January 7, 2016.

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

E-1

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

10.13

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on March 8, 2016.

10.14

U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on November 4, 2015.

10.15

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on August 6, 2015.

13.01	December 31, 2015, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-2

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

99.1	December 31, 2015, Morgan Stanley Smith Barney BHM I, LLC Financial Statements are filed herewith.

99.2	December 31, 2015, PGR Master Fund L.P. Financial Statements are filed herewith.

99.3	December 31, 2015, MB Master Fund L.P. Financial Statements are filed herewith.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

^ Submitted electronically herewith.

E-3