Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2016-05-12
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, 1,944,684.575 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investments in the Funds (1), at fair value (cost $22,063,277 and $20,143,933 at March 31, 2016 and December 31, 2015, respectively)	$23,852,854	$25,260,063

Interest receivable	1,547	1,110
Cash at bank	1,000	-

Total assets	$23,855,401	$25,261,173

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$457,418	$596,582
Accrued expenses:
Ongoing placement agent fees	40,003	42,062
General Partner fees	40,003	42,062
Management fees	22,243	19,583

Total liabilities	559,667	700,289

Partners’ Capital:
Limited Partners (1,998,327.998 and 2,103,088.597 Units at March 31, 2016 and December 31, 2015, respectively)	23,043,674	24,269,098
General Partner (21,857.334 and 25,284.926 Units at March 31, 2016 and December 31, 2015, respectively)	252,060	291,786

Total partners’ capital (net asset value)	23,295,734	24,560,884

Total liabilities and partners’ capital	$23,855,401	$25,261,173

Net asset value per Unit	$11.53	$11.54

(1)	Defined in Note 1.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$11,076,748	$11,137,272	47.81%
PGR Master Fund L.P.	10,986,529	12,715,582	54.58

Total investment in the Funds	$22,063,277	$23,852,854	102.39%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

SCHEDULE OF INVESTMENTS

December 31, 2015

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
BHM I, LLC	$-	$3,894,858	15.86%
MB Master Fund L.P.	9,133,118	8,922,695	36.33
PGR Master Fund L.P.	11,010,815	12,442,510	50.66

Total investment in the Funds	$20,143,933	$25,260,063	102.85%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment income:
Interest income	$4,657	$657

Expenses:
Ongoing placement agent fees	121,684	175,425
General Partner fees	121,684	175,425
Management fees	64,253	24,486
Incentive fees	-	126,908

Total expenses	307,621	502,244

Net investment income (loss)	(302,964)	(501,587)

Trading results:
Net gains (losses) on investments in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	3,559,306	2,345,379
Net realized gains (losses) on investment in MB Master Fund	15,623	512
Net realized gains (losses) on investment in PGR Master Fund	45,376	9,190
Net change in unrealized gains (losses) on investment in BHM I, LLC	(3,894,858)	(4,889,956)
Net change in unrealized gains (losses) on investment in MB Master Fund	270,947	104,080
Net change in unrealized gains (losses) on investment in PGR Master Fund	297,358	692,585

Total trading results	293,752	(1,738,210)

Net income (loss)	$(9,212)	$(2,239,797)

Net income (loss) allocation:
Limited Partners	$(9,417)	$(2,214,120)
General Partner	$205	$(25,677)

Net income (loss) per Unit*
Limited Partners	$(0.01)	$(0.88)
General Partner	$(0.01)	$(0.88)

	Units	Units
Weighted average number of Units outstanding	2,095,233.815	2,588,121.828

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	$24,560,884
Net Income (Loss)	-	(9,417)	205	(9,212)
Redemptions	(108,188.191)	(1,216,007)	(39,931)	(1,255,938)

Partners’ Capital, March 31, 2016	2,020,185.332	$23,043,674	$252,060	$23,295,734

Partners’ Capital, December 31, 2014	2,621,811.040	$35,306,899	$399,488	$35,706,387
Net Income (Loss)	-	(2,214,120)	(25,677)	(2,239,797)
Redemptions	(114,998.269)	(1,495,863)	(24,165)	(1,520,028)

Partners’ Capital, March 31, 2015	2,506,812.771	$31,596,916	$349,646	$31,946,562

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments of the Funds), through the Partnership’s investments in its affiliated funds (each a “Fund” or collectively, the “Funds”). The Futures Interests that are indirectly traded by the Partnership through its investment in the Funds are volatile and involve a high degree of risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor,” or collectively, the “Trading Advisors”). Aventis and PGR manage the assets of the Partnership through its investments in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively, each of which is an affiliated fund. Ceres is also the general partner to MB Master Fund and PGR Master Fund. The current term of the management agreements with Aventis and PGR will expire on June 30, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) asset in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by Partnership to Blenheim among the remaining Trading Advisors of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015, and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Partnership’s Investments. The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services –Investment Companies” as of the reporting date.

Affiliated Funds’ Investments. The fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non- exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in Funds in the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. With respect to its investments in PGR Master Fund and MB Master Fund, the Partnership records a realized gain or loss on such investments as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership generally uses the average cost method. With respect to the Partnership’s investment in BHM I, LLC prior to its full redemption effective January 31, 2016, the Partnership recorded redemptions received from BHM I, LLC as a reduction of cost basis and thereafter the redemptions received in excess of cost are recorded as a realized gain.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, Financial Highlights.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit. The Partnership’s investments in the Funds was previously shown separately by Fund but is now combined into investments in the Funds in the Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

3. Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended
	March 31,
	2016	2015
Per Unit Performance (for unit outstanding throughout the period): (1)
Net realized and unrealized gains (losses)	$0.14	$(0.68)
Net investment loss	(0.15)	(0.20)

Net increase (decrease) for the period	(0.01)	(0.88)
Net asset value per Unit, beginning of period	11.54	13.62

Net asset value per Unit, end of period	$11.53	$12.74

	For the Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital: (2)
Net investment loss (3)	(5.1)%	(4.9)%

Operating expenses before incentive fees	5.1%	4.5%
Incentive fees	- %	0.4%

Operating expenses after incentive fees	5.1%	4.9%

Total return:
Total return before incentive fees	(0.1)%	(6.1)%
Incentive fees	- %	(0.4)%

Total return after incentive fees	(0.1)%	(6.5)%

(1)

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

(2)	Annualized (except for incentive fees, if applicable).
(3)	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and does not include income and expenses related to its investment in the Funds.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

4. Financial Instruments of the Funds

The Trading Advisors trade Futures Interests on behalf on the Funds. Futures and forwards represent contracts for delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Funds’ Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund,” respectively, on open contracts from one period to the next in the Statements of Income and Expenses. The Funds’ contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The futures, forwards and options traded by the Trading Advisors on behalf of the Funds and U.S. Treasury bills held involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Funds’ open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange- traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date. However, the Funds are required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Funds’ accounts with the counterparty.

5. Fair Value Measurements

Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership’s investments were classified as either Level 1 or Level 2 and did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Investment in BHM I, LLC, MB Master Fund and PGR Master Fund

The Partnership’s investment represents approximately 0% and 15.9% for BHM I, LLC, 54.6% and 50.7% for PGR Master Fund and 47.8% and 36.3% for MB Master Fund, respectively, of the net asset value of the Partnership at March 31, 2016 and December 31, 2015, respectively.

The tables below represents summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three months ended March 31, 2016 and 2015, respectively, in accordance with Rule 3-09 of Regulation S-X:

For the Three Months	Investment	Net	Total Trading	Net Income/
Ended March 31, 2016	Income	Investment Loss	Results	(Loss)

BHM I, LLC*	$1,632	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	10,914	(551)	694,663	694,112
MB Master Fund	62,468	(626,005)	3,473,274	2,847,269

For the Three Months	Investment	Net	Total Trading	Net Income/
Ended March 31, 2015	Income	Investment Loss	Results	(Loss)

BHM I, LLC	$-	$(1,348,364)	$(20,958,114)	$(22,306,478)
PGR Master Fund	280	(26,165)	1,983,307	1,957,142
MB Master Fund	4,283	(749,365)	6,963,198	6,213,833

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is shown in the following tables.

	March 31, 2016		For the three months ended March 31, 2016

	% of Partners’ Capital	Fair Value	Partnership’s pro-rata share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	54.6	12,715,582	342,734	-	-	Commodity Portfolio	Monthly
MB Master Fund	47.8	11,137,272	286,570	-	-	Commodity Portfolio	Monthly

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

	December 31, 2015		For the three months ended March 31, 2015

	% of Partners’ Capital	Fair Value	Partnership’s pro-rata share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	15.9	$3,894,858	$(2,544,577)	$130,869	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.7	12,442,510	701,775	-	-	Commodity Portfolio	Monthly
MB Master Fund	36.3	8,922,695	104,592	-	-	Commodity Portfolio	Monthly

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

NOTES TO FINANCIAL STATEMENTS

6. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 13.7%; Currency 11.9%; Equity 12.3%; and Commodity 62.1%.

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

As of March 31, 2016, 100% of the Partnership’s total investment exposure through investments in Funds is futures contracts which are exchange-traded while 0% is forward contracts which are off-exchange traded.

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

Prior to its termination effective January 31, 2016, Blenheim traded its Global Markets Strategy — Futures/FX on behalf of the Partnership. The objective of the Global Markets Strategy was to capture substantial profits through the establishment of risk-controlled, strategic investment positions in markets where Blenheim had identified an unsustainable level of market disequilibrium that had not been reflected in the current market price. The essence of Blenheim’s trading approach was its ability to use discretion in formulating the most effective mix of trading methodologies, investment vehicles, and markets to maintain performance objectives. As trading opportunities were identified, Blenheim analyzed potential trading applications in order to achieve maximum capital appreciation with prudent risk management procedures.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of

March 31, 2016 and December 31, 2015, respectively, and the change during the three months ended March 31, 2016.

	Allocation as of	Allocation as of	Allocation as of	Allocation as of	Change
	March 31,	December 31,	March 31,	December 31,	during the
Trading Advisor	2016 (%)	2015 (%)	2016 ($)	2015 ($)	period (%)

Blenheim	-	15.81	-	3,882,004	(100.00)
PGR	54.35	48.02	12,661,727	11,795,021	7.35
Aventis	45.65	36.17	10,634,007	8,883,859	19.70

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, for open contracts and recorded as “Net realized gains (losses) on investment in BHM I, LLC, MB Master Fund and PGR Master Fund”, respectively, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is based on the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income of $298,409 and expenses totaling $307,621, resulting in a net loss of $9,212 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit decreased from $11.54 at December 31, 2015 to $11.53 at March 31, 2016.

During the first quarter, the Partnership posted a loss in net asset value as trading gains in the energy and global interest rate sectors were offset by trading losses in the metals and agricultural sectors. Trading results in the currency and global stock index sectors were relatively flat for the first quarter and had no material impact on the Partnership’s performance. The most significant losses were recorded in the metals sector during January from short positions in gold futures as prices rallied as turmoil in Chinese financial markets, plunging oil prices and signs of softening U.S. growth increased demand for the relative “safety” of the precious metal. Additional losses were incurred throughout the first quarter from positions in tin, silver, and palladium futures. Within the agricultural sector, losses were incurred primarily during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Additional losses were incurred from positions in soybean and rice futures.

The Partnership’s trading losses for the quarter were offset by trading gains within the energy sector during January from short futures positions in crude oil and its related products as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Additional gains were experienced during March from long positions in natural gas futures as prices advanced on speculation that unseasonably cold weather will trim a fuel stockpile glut. Within the global interest rate sector, gains were recorded during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $23 million.

March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$163,050	0.70%	$593,552	$119,805	$179,573
Interest Rate	188,224	0.81	188,224	111,462	153,657
Equity	168,509	0.72	199,067	119,052	163,698
Commodity	850,385	3.65	1,261,778	495,373	763,280

Total	$1,370,168	5.88%

* Average of daily Values at Risk. As of December 31, 2015, the Partnership’s total capitalization was approximately $25 million.
December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$357,166	1.45%	$696,422	$165,995	$326,528
Interest Rate	145,253	0.59	373,492	106,838	227,254
Equity	209,391	0.85	517,806	55,113	301,982
Commodity	1,350,516	5.50	5,370,265	1,183,396	2,649,295

Total	$2,062,326	8.39%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	30,748.663	$11.65	N/A	N/A
February 1, 2016 - February 29, 2016	34,339.945	$11.65	N/A	N/A
March 1, 2016 - March 31, 2016	39,671.991	$11.53	N/A	N/A
	104,760.599	$11.61

*

Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P. (Registrant)

	By:	Ceres Managed Futures LLC (General Partner)

May 12, 2016	By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.