Form 10-Q
period 2016-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2016-08-11
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 1,820,942.846 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investment in the Funds (1), at fair value (cost $20,328,107 and $20,143,933 at June 30, 2016 and December 31, 2015, respectively)	$23,429,241	$25,260,063

Interest receivable	1,835	1,110
Cash at bank	1,000	-

Total assets	$23,432,076	$25,261,173

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$321,355	$596,582
Redemptions payable to General Partner	20,100	-
Accrued expenses:
Ongoing placement agent fees	35,357	42,062
General Partner fees	35,357	42,062
Management fees	19,785	19,583

Total liabilities	431,954	700,289

Partners’ Capital:
Limited Partners (1,876,824.567 and 2,103,088.597 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	22,755,217	24,269,098
General Partner (20,198.959 and 25,284.926 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	244,905	291,786

Total partners’ capital (net asset value)	23,000,122	24,560,884

Total liabilities and partners’ capital	$23,432,076	$25,261,173

Net asset value per Unit	$12.12	$11.54

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$9,497,227	$11,087,142	48.20%
PGR Master Fund L.P.	10,830,880	12,342,099	53.66

Total investment in the Funds	$20,328,107	$23,429,241	101.86%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

December 31, 2015

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
Morgan Stanley Smith Barney BHM I, LLC	$-	$3,894,858	15.86%
MB Master Fund L.P.	9,133,118	8,922,695	36.33
PGR Master Fund L.P.	11,010,815	12,442,510	50.66

Total investment in the Funds	$20,143,933	$25,260,063	102.85%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$4,250	$493	$8,907	$1,150

Expenses:
Ongoing placement agent fees	111,351	157,794	233,035	333,219
General Partner fees	111,351	157,794	233,035	333,219
Management fees	62,178	40,055	126,431	64,541
Incentive fees	-	(126,908)	-	-

Total expenses	284,880	228,735	592,501	730,979

Net investment income (loss)	(280,630)	(228,242)	(583,594)	(729,829)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	-	10,110,195	3,559,306	12,455,574
Net realized gains (losses) on investment in MB Master Fund	80,400	(177)	96,023	335
Net realized gains (losses) on investment in PGR Master Fund	(1,539)	(7,904)	43,837	1,286
Net change in unrealized gains (losses) on investment in BHM I, LLC	-	(10,510,608)	(3,894,858)	(15,400,564)
Net change in unrealized gains (losses) on investment in MB Master Fund	1,529,392	(39,543)	1,800,339	64,537
Net change in unrealized gains (losses) on investment in PGR Master Fund	(217,835)	(1,472,206)	79,523	(779,621)

Total trading results	1,390,418	(1,920,243)	1,684,170	(3,658,453)

Net income (loss)	$1,109,788	$(2,148,485)	$1,100,576	$(4,388,282)

Net income (loss) allocation:
Limited Partners	$1,096,843	$(2,124,344)	$1,087,426	$(4,338,464)
General Partner	$12,945	$(24,141)	$13,150	$(49,818)

Net income (loss) per Unit*
Limited Partners	$0.59	$(0.88)	$0.58	$(1.76)
General Partner	$0.59	$(0.88)	$0.58	$(1.76)

	Units	Units	Units	Units
Weighted average number of Units outstanding	1,970,641.167	2,474,277.307	2,032,963.201	2,530,885.080

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	$24,560,884
Net Income (Loss)	-	1,087,426	13,150	1,100,576
Redemptions	(231,349.997)	(2,601,307)	(60,031)	(2,661,338)

Partners’ Capital, June 30, 2016	1,897,023.526	$22,755,217	$244,905	$23,000,122

Partners’ Capital, December 31, 2014	2,621,811.040	$35,306,899	$399,488	35,706,387
Net Income (Loss)	-	(4,338,464)	(49,818)	(4,388,282)
Redemptions	(207,270.460)	(2,647,883)	(24,165)	(2,672,048)

Partners’ Capital, June 30, 2015	2,414,540.580	$28,320,552	$325,505	$28,646,057

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments of the Funds”), through the Partnership’s investments in its affiliated funds (each a “Fund” or collectively, the “Funds”). The Futures Interests that are indirectly traded by the Partnership through its investment in the Funds are volatile and involve a high degree of risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Technical L.P. and Morgan Stanley Smith Barney Spectrum Select L.P.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor,” or collectively, the “Trading Advisors”). Aventis and PGR manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively, each of which is an affiliated fund. Ceres is also the general partner to MB Master Fund and PGR Master Fund. The current term of the management agreements with Aventis and PGR will expire on June 30, 2017 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) asset in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by Partnership to Blenheim among the remaining Trading Advisors of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment: The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the reporting date.

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. The Partnership’s investment in the Funds was previously shown separately by Fund but is now combined into investment in the Funds in the Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Financial Highlights:

Financial highlights for the limited partner class for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.73	$(0.79)	$0.87	$(1.47)
Net investment loss	(0.14)	(0.09)	(0.29)	(0.29)

Net increase (decrease) for the period	0.59	(0.88)	0.58	(1.76)
Net asset value per Unit, beginning of period	11.53	12.74	11.54	13.62

Net asset value per Unit, end of period	$12.12	$11.86	$12.12	$11.86

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **

Net investment loss ***	(5.0)%	(4.2)%	(5.0)%	(4.5)%

Operating expenses before incentive fees	5.0%	4.6%	5.1%	4.5%
Incentive fees	0.0%	(0.4)%	0.0%	0.0%

Operating expenses after incentive fees	5.0%	4.2%	5.1%	4.5%

Total return:
Total return before incentive fees	5.1%	(7.3)%	5.0%	(12.9)%
Incentive fees	0.0%	0.4%	0.0%	0.0%

Total return after incentive fees	5.1%	(6.9)%	5.0%	(12.9)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees, if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and does not include income and expenses related to its investment in the Funds.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments of the Funds:

The Trading Advisors trade Futures Interests on behalf of the Funds. Futures and forwards represent contracts for delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Funds’ Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in “Net change in unrealized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund,” respectively, on open contracts from one period to the next in the Statements of Income and Expenses. The Funds’ contracts are accounted for on a trade-date basis. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

5.	Fair Value Measurements:

Funds’ Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s investment represents approximately 0% and 15.9% for BHM I, LLC, 53.7% and 50.7% for PGR Master Fund and 48.2% and 36.3% for MB Master Fund, respectively, of the net asset value of the Partnership at June 30, 2016 and December 31, 2015, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and six months ended June 30, 2016 and 2015, respectively.

For the Three Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

PGR Master Fund	$7,936	$(6,319)	$(373,294)	$(379,613)
MB Master Fund	54,838	(689,796)	21,601,411	20,911,615

For the Six Months Ended June 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC*	$1,632	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	18,850	(6,870)	321,369	314,499
MB Master Fund	117,306	(1,315,801)	25,074,685	23,758,884

For the Three Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC	$-	$(1,040,329)	$(5,098,888)	$(6,139,217)
PGR Master Fund	257	(18,439)	(3,279,633)	(3,298,072)
MB Master Fund	3,403	(877,479)	(332,117)	(1,209,596)

For the Six Months Ended June 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC	$-	$(2,388,693)	$(26,057,003)	$(28,445,696)
PGR Master Fund	537	(44,604)	(1,296,326)	(1,340,930)
MB Master Fund	7,686	(1,626,844)	6,631,081	5,004,237

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 is shown in the following tables.

	June 30, 2016		For the Three Months Ended June 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
PGR Master Fund	53.7	$12,342,099	$(219,374)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	48.2	11,087,142	1,609,792	-	-	Commodity Portfolio	Monthly

	June 30, 2016		For the Six Months Ended June 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	-	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	53.7	12,342,099	123,360	-	-	Commodity Portfolio	Monthly
MB Master Fund	48.2	11,087,142	1,896,362	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the Three Months Ended June 30, 2015

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	15.9	$3,894,858	$(400,413)	$85,262	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.7	12,442,510	(1,480,110)	-	-	Commodity Portfolio	Monthly
MB Master Fund	36.3	8,922,695	(39,720)	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the Six Months Ended June 30, 2015

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	15.9	$3,894,858	$(2,944,990)	$216,130	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.7	12,442,510	(778,335)	-	-	Commodity Portfolio	Monthly
MB Master Fund	36.3	8,922,695	64,872	-	-	Commodity Portfolio	Monthly

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

6.	Subsequent Events:

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

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 31.6%; Currency 15.3%; Equity 15.8%; and Commodity 37.3%.

Liquidity: The Partnership deposits its assets with MS&Co. as its clearing commodity broker in separate futures, forward and option trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

As of June 30, 2016, 100% of the Partnership’s total investment exposure through investments in Funds is futures contracts which are exchange-traded while 0% is forward contracts which are off-exchange traded.

Capital Resources: The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations: The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2016 and March 31, 2016, respectively, and the change during the three months ended June 30, 2016.

Trading Advisor	Allocation as of June 30, 2016 (%)	Allocation as of March 31, 2016 (%)	Allocation as of June 30, 2016 ($)	Allocation as of March 31, 2016 ($)	Change during the period (%)

PGR	52.72	54.35	12,126,640	12,661,727	(4.23)
Aventis	47.28	45.65	10,873,482	10,634,007	2.25

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and fair value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on investment in BHM I, LLC, PGR Master Fund and MB Master Fund”, respectively, for open contracts and recorded as “Net realized gains (losses) on investment in BHM I, LLC, MB Master Fund and PGR Master Fund”, respectively, when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is based on the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $1,394,668 and expenses totaling $284,880, resulting in net income of $1,109,788 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $11.53 at March 31, 2016 to $12.12 at June 30, 2016.

During the second quarter, the Partnership posted a gain in net asset value as trading gains in the global interest rate, agricultural, energy, metals, and currency sectors more than offset trading losses in the global stock index sector. The most significant gains were recorded in the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during May and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports. Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. Within the energy sector, gains were experienced during June from long positions in natural gas futures as prices were boosted by warm weather forecasts which stoked expectations for strong demand this summer. Within the metals sector, gains were experienced during June from long positions in gold and silver futures as prices advanced amid concerns over what Britain leaving the European Union will mean for the European political and economic landscape. Within the currency sector, gains were experienced during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union. The Partnership’s trading gains for the quarter were partially offset by trading losses within the global stock index sector during April from short positions in U.S. and Pacific Rim equity index futures as prices rallied early in the month amid signs of optimism about the global economy and as data showed euro-zone economic growth quickened more than analysts predicted during the first quarter.

The Partnership recorded total trading results including interest income totaling $1,693,077 and expenses totaling $592,501, resulting in net income of $1,100,576 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $11.54 at December 31, 2015 to $12.12 at June 30, 2016.

During the first six months of the year, the Partnership posted a gain in net asset value as trading gains in the global interest rate, energy, agricultural, and currency sectors offset trading losses in the global stock index sector. Net trading results in the metals sector were relatively flat for the first six months of the year and had no material impact on the Partnership’s performance. The most significant gains were recorded in the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the energy sector, gains were experienced during June from long positions in natural gas futures as prices were boosted by warm weather forecasts which stoked expectations for strong demand this summer. Additional gains were experienced during January from short futures positions in crude oil and its related products as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Within the agricultural sector, gains were experienced during May and June from long positions in soybean futures as prices rose as flooding and adverse weather in South America threatened to curtail grain exports.

Additional gains were experienced from long positions in sugar futures, primarily during June, as prices climbed higher amids peculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. Within the currency sector, gains were experienced during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union. The Partnership’s trading gains for the first six months of the year were partially offset by trading losses within the global stock index sector during March and April from short positions in U.S. and Pacific Rim equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth quickened more than analysts predicted during the first quarter.

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

The Partnership recorded total trading results including interest income totaling $(3,657,303) and expenses totaling $730,979, resulting in a net loss of $4,388,282 for the six months ended June 30, 2015. The Partnership’s net asset value per Unit decreased from $13.62 at December 31, 2014 to $11.86 at June 30, 2015.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Introduction:

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

The futures, forwards and options on such contracts traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk of the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Partnership’s total capitalization was approximately $23 million.

June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$215,291	0.94%	$240,793	$81,651	$209,178
Interest Rate	443,022	1.93	443,022	192,944	316,025
Equity	220,967	0.96	282,552	113,612	219,246
Commodity	523,384	2.28	893,547	326,930	675,646

Total	$1,402,664	6.11%

*	Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $25 million.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$357,166	1.45%	$696,422	$165,995	$326,528
Interest Rate	145,253	0.59	373,492	106,838	227,254
Equity	209,391	0.85	517,806	55,113	301,982
Commodity	1,350,516	5.50	5,370,265	1,183,396	2,649,295

Total	$2,062,326	8.39%

*	Average of daily Values at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

Non-Trading Risk:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures:

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure:

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

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

Changes in Internal Control over Financial Reporting:

There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls:

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	53,643.423	$ 11.34	N/A	N/A
May 1, 2016 - May 31, 2016	41,345.648	$ 11.02	N/A	N/A
June 1, 2016 - June 30, 2016	26,514.360	$ 12.12	N/A	N/A
	121,503.431	$ 11.40

*

Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 3. Defaults Upon Senior Securities —None.

Item 4. Mine Safety Disclosures — Not applicable.

Item 5. Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016