Form 10-Q
period 2016-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2016-11-10
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26280

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3782225
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2016, 1,601,535.325 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investment in the Funds (1), at fair value (cost $18,329,661 and $20,143,933 at September 30, 2016 and December 31, 2015, respectively)	$20,723,960	$25,260,063
Interest receivable	1,514	1,110
Cash at bank	1,000	-

Total assets	$20,726,474	$25,261,173

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$34,120	$42,062
General Partner fees	34,120	42,062
Management fees	19,037	19,583
Redemptions payable to General Partner	10,009	-
Redemptions payable to Limited Partners	865,017	596,582

Total liabilities	962,303	700,289

Partners’ Capital:
General Partner, 19,333.907 and 25,284.926 Units outstanding at September 30, 2016 and December 31, 2015, respectively	223,625	291,786
Limited Partners, 1,689,424.644 and 2,103,088.597 Units outstanding at September 30, 2016 and December 31, 2015, respectively	19,540,546	24,269,098

Total partners’ capital (net asset value)	19,764,171	24,560,884

Total liabilities and partners’ capital	$20,726,474	$25,261,173

Net asset value per Unit	$11.57	$11.54

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

September 30, 2016

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$8,535,074	$9,589,017	48.52%
PGR Master Fund L.P.	9,794,587	11,134,943	56.34

Total investment in the Funds	$18,329,661	$20,723,960	104.86%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$5,560	$1,707	$14,467	$2,857

Expenses:
Ongoing placement agent fees	109,535	140,599	342,570	473,818
General Partner fees	109,535	140,599	342,570	473,818
Management fees	61,166	56,937	187,597	121,478

Total expenses	280,236	338,135	872,737	1,069,114

Net investment loss	(274,676)	(336,428)	(858,270)	(1,066,257)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	-	5,651,211	3,559,306	18,106,785
Net realized gains (losses) on investment in MB Master Fund	(4,348)	(1,481)	91,675	(1,146)
Net realized gains (losses) on investment in PGR Master Fund	(49,042)	2,163	(5,205)	3,449
Net change in unrealized gains (losses) on investment in BHM I, LLC	-	(5,939,810)	(3,894,858)	(21,340,374)
Net change in unrealized gains (losses) on investment in MB Master Fund	(535,972)	(324,955)	1,264,366	(260,418)
Net change in unrealized gains (losses) on investment in PGR Master Fund	(170,863)	382,049	(91,339)	(397,572)

Total trading results	(760,225)	(230,823)	923,945	(3,889,276)

Net income (loss)	$(1,034,901)	$(567,251)	$65,675	$(4,955,533)

Net income (loss) per Unit*	$(0.55)	$(0.24)	$0.03	$(2.00)

Weighted average number of Units outstanding	1,840,850.893	2,373,221.973	1,968,925.765	2,477,753.190

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	$24,560,884
Net Income (Loss)	-	63,796	1,879	65,675
Redemptions	(419,614.972)	(4,792,348)	(70,040)	(4,862,388)

Partners’ Capital, September 30, 2016	1,708,758.551	$19,540,546	$223,625	$19,764,171

Partners’ Capital, December 31, 2014	2,621,811.040	$35,306,899	$399,488	35,706,387
Net Income (Loss)	-	(4,899,041)	(56,492)	(4,955,533)
Redemptions	(331,398.099)	(4,085,227)	(49,165)	(4,134,392)

Partners’ Capital, September 30, 2015	2,290,412.941	$26,322,631	$293,831	$26,616,462

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in the Funds in the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. With respect to its investments in PGR Master Fund and MB Master Fund, the Partnership records a realized gain or loss on such investments as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership generally uses the average cost method. With respect to the Partnership’s investment in BHM I, LLC prior to its full redemption effective January 31, 2016, the Partnership recorded redemptions received from BHM I, LLC as a reduction of cost basis and thereafter the redemptions received in excess of cost are recorded as a realized gain.

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.40)	$(0.10)	$0.47	$(1.57)
Net investment loss	(0.15)	(0.14)	(0.44)	(0.43)

Net increase (decrease) for the period	(0.55)	(0.24)	0.03	(2.00)
Net asset value per Unit, beginning of period	12.12	11.86	11.54	13.62

Net asset value per Unit, end of period	$11.57	$11.62	$11.57	$11.62

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(5.1)%	(4.8)%	(5.1)%	(4.6)%

Operating expenses before incentive fees	5.2%	4.8%	5.2%	4.6%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.2%	4.8%	5.2%	4.6%

Total return:
Total return before incentive fees	(4.5)%	(2.1)%	0.3%	(14.7)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	(4.5)%	(2.1)%	0.3%	(14.7)%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s investment represents approximately 0% and 15.9% for BHM I, LLC, 56.3% and 50.7% for PGR Master Fund and 48.5% and 36.3% for MB Master Fund, respectively, of the net asset value of the Partnership at September 30, 2016 and December 31, 2015, respectively.

The tables below represent summarized Income Statement information for BHM I, LLC, MB Master Fund and PGR Master Fund for the three and nine months ended September 30, 2016 and 2015, respectively.

For the Three Months Ended September 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

PGR Master Fund	$9,269	$(12,346)	$(332,967)	$(345,313)
MB Master Fund	75,048	(538,939)	(7,304,614)	(7,843,553)

For the Nine Months Ended September 30, 2016	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC*	$1,632	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	28,119	(19,216)	(11,598)	(30,814)
MB Master Fund	192,354	(1,854,740)	17,770,071	15,915,331

For the Three Months Ended September 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC	$-	$(810,136)	$(3,890,612)	$(4,700,748)
PGR Master Fund	2,477	(12,680)	821,702	809,022
MB Master Fund	2,752	(1,076,767)	(6,202,832)	(7,279,599)

For the Nine Months Ended September 30, 2015	Investment Income	Net Investment Loss	Total Trading Results	Net Income/ (Loss)

BHM I, LLC	$-	$(3,198,829)	$(29,947,615)	$(33,146,444)
PGR Master Fund	3,014	(57,284)	(474,624)	(531,908)
MB Master Fund	10,438	(2,703,611)	428,249	(2,275,362)

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 is shown in the following tables.

	September 30, 2016		For the Three Months Ended September 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
PGR Master Fund	56.3	$11,134,943	$(219,905)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	48.5	9,589,017	(540,320)	-	-	Commodity Portfolio	Monthly

	September 30, 2016		For the Nine Months Ended September 30, 2016

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted

BHM I, LLC*	-	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	56.3	11,134,943	(96,544)	-	-	Commodity Portfolio	Monthly
MB Master Fund	48.5	9,589,017	1,356,041	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the Three Months Ended September 30, 2015

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	15.9	$3,894,858	$(288,599)	$39,739	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.7	12,442,510	384,212	-	-	Commodity Portfolio	Monthly
MB Master Fund	36.3	8,922,695	(326,436)	-	-	Commodity Portfolio	Monthly

	December 31, 2015		For the Nine Months Ended September 30, 2015

	% of Partners’ Capital	Fair Value	Partnership’s Pro-Rata Share of Net Income/(Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC	15.9	$3,894,858	$(3,233,589)	$255,869	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.7	12,442,510	(394,123)	-	-	Commodity Portfolio	Monthly
MB Master Fund	36.3	8,922,695	(261,564)	-	-	Commodity Portfolio	Monthly

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investments in the Funds, (ii) interest receivable and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Partnership capital decreased 19.5% from $24,560,884 to $19,764,171. This decrease was attributable to redemptions of 413,663.953 limited partner Units totaling $4,792,348 and redemptions of 5,951.019 General Partner Units totaling $70,040, which was partially offset from net income of $65,675. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses. None of the Partnership’s contracts held indirectly through its investment in the Funds are traded over-the-counter.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2016 and June 30, 2016, respectively, and the change during the three months ended September 30, 2016.

	Allocation as of	Allocation as of	Allocation as of	Allocation as of	Change
	September 30,	June 30,	September 30,	June 30,	during the
Trading Advisor	2016 (%)	2016 (%)	2016 ($)	2016 ($)	period (%)

PGR	51.69	52.72	10,215,492	12,126,640	(15.76)
Aventis	48.31	47.28	9,548,679	10,873,482	(12.18)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2016, the net asset value per Unit decreased 4.5% from $12.12 to $11.57, as compared to a decrease of 2.1% in the third quarter of 2015. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the third quarter of 2016 of $760,225. Losses were primarily attributable to the Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock and metals, and were partially offset by gains in non-U.S. interest rates, softs and indices. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the third quarter of 2015 of $230,823. Losses were primarily attributable to the Funds trading of commodity futures in grains, livestock, metals, softs and indices, and were partially offset by gains in currencies, energy, U.S and non-U.S. interest rates.

The most significant losses were recorded in the agricultural sector during July from long positions in soybean futures as prices were weighed down by mounting anticipation that growers will collect a record crop this year. Within the global interest rate sector, losses were incurred during August from long positions in U.S. fixed income futures as prices declined as U.S. Federal Reserve Chair Janet Yellen’s hawkish comments on U.S. monetary policy bolstered speculation that the central bank could raise interest rates in the coming months. Within the energy sector, losses were recorded during July and August from long positions in natural gas futures as prices retreated after U.S. government data showed U.S. stockpiles grew more than expected. Within the currency sector, losses were incurred during July from short positions in the euro versus the U.S. dollar as the relative value of the European currency rebounded as the economic volatility surrounding the U.K. referendum vote stabilized. Additional losses were incurred from positions in the Canadian dollar and Swiss franc. Within the metals sector, losses were incurred during August due to long positions in gold and silver futures as prices declined after a better-than-expected U.S. jobs report reduced “safe-haven” demand for the precious metals. Additional losses were incurred during September from short copper futures positions as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. The Partnership’s trading losses for the quarter were partially offset by trading gains within the global stock index sector during July from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy is growing solidly and pushing prices higher.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit increased 0.3% from $11.54 to $11.57 as compared to a decrease of 14.7% in the nine months ended September 30, 2015. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the nine months ended September 30, 2016 of $923,945. Gains were primarily attributable to the Fund’s trading of commodity futures in energy, non-U.S. interest rates and softs, and were partially offset by losses in currencies, grains, U.S. interest rates, livestock, metals and indices. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the nine months ended September 30, 2015 of $3,889,276. Losses were primarily attributable to the Funds trading of commodity futures in livestock, metals and indices, and were partially offset by gains in currencies, energy, grains, U.S. and non-U.S. interest rates and softs.

The most significant gains were recorded in the energy sector during June from long positions in natural gas futures as prices were boosted by warm weather forecasts which stoked expectations for strong summer demand. Additional gains were experienced during January from short futures positions in crude oil and its related products as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Within the global interest rate sector, gains were experienced primarily during June from long positions in European fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were experienced during June from long positions in sugar futures as prices climbed higher amid speculation India’s newly imposed duty on sugar exports could further tighten the world sugar market. Additional gains were experienced in the agricultural sector during June from positions in wheat and coffee futures. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses within the metals sector during September from short copper futures positions as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. Within the global stock index sector, losses were incurred during March and April from short positions in U.S. and Pacific Rim equity index futures as prices rallied amid signs of optimism about the global economy, a rebound in commodity prices, and as data showed economic growth quickened more than analysts predicted during the first quarter. Within the currency sector, losses were incurred during May from long positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied after hawkish comments from the U.S. Federal Reserve increased speculation that interest rates could be increased as early as June.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Funds are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the markets in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and a Fund’s past performance is not necessarily indicative of future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risk.

Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Values at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors currently trade the Partnership’s assets indirectly in affiliated fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Partnership’s total capitalization was $19,764,171.

September 30, 2016

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$727,261	3.68%	$1,252,384	$562,667	$896,559
Equity	495,593	2.51	703,687	229,629	481,382
Currencies	344,768	1.74	517,157	261,607	377,968
Interest rates	443,649	2.24	609,646	308,411	481,062

Total	$2,011,271	10.17%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $24,560,884.

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,350,516	5.50%	$5,370,265	$1,183,396	$2,649,295
Equity	209,391	0.85	517,806	55,113	301,982
Currencies	357,166	1.45	696,422	165,995	326,528
Interest rates	145,253	0.59	373,492	106,838	227,254

Total	$2,062,326	8.39%

* Average of daily Values at Risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	55,881.721	$12.08	N/A	N/A
August 1, 2016 - August 31, 2016	56,754.458	$11.47	N/A	N/A
September 1, 2016 - September 30, 2016	74,763.744	$11.57	N/A	N/A
	187,399.923	$11.69

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not applicable.

Item 5.	Other Information — None.

Item 6. Exhibits

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016