Form 10-K
period 2016-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2017-03-28
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

                             (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☑

Limited Partnership Units with an aggregate value of $22,755,217 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 1,362,051.819 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Next Page)

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley Spectrum Series
Limited Partners for the year ended December 31, 2016	II, III and IV

PART I

Item 1.   Business.

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. (formerly, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank N.A.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”), (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”). A description of the trading activities and focus of each Trading Advisor can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Aventis and PGR manage the assets of the Partnership through its investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund”), respectively. Ceres is also the general partner and commodity pool operator to MB Master Fund and PGR Master Fund.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to Blenheim among the remaining Trading Advisors of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim.

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

The management fee for the Partnership is accrued at a rate of 1/12th of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to PGR on the first day of each month and 1/12th of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Aventis on the first day of each month. The monthly management fee payable by the Partnership to Blenheim, prior to its termination on January 31, 2016, was 1/12th of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Blenheim on the first day of the month. Effective March 1, 2014, the Partnership indirectly paid Blenheim, through BHM I, LLC for management fees related to Blenheim. Prior to March 1, 2014, the monthly management fee paid by the Partnership to Blenheim was 1/4th of 1% (a 3% annual rate) of the Partnership’s net assets allocated to Blenheim on the first day of each month. Prior to March 1, 2014, the management fee payable by the Partnership to Aventis was 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to Aventis on the first day of each month.

The Partnership pays a quarterly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Aventis as of the end of each calendar quarter and a yearly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to PGR as of the end of each calendar year. Prior to its termination on January 31, 2016, the Partnership paid a quarterly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Blenheim as of the end of each calendar quarter. Effective March 1, 2014, the Partnership directly paid BHM I, LLC for incentive fees related to Blenheim. Prior to March 1, 2014, the Partnership paid a monthly incentive fee equal to 15% of the trading profits experienced with respect to the net assets allocated to Blenheim as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent, General Partner and management fees are deducted. For all Trading Advisors with trading losses, no incentive fee is paid in subsequent periods until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

The current term of the Management Agreement with PGR will expire on June 30, 2017 and will renew annually unless terminated by the General Partner or PGR. The current term of the Management Agreement with Aventis will expire on June 30, 2017 and will renew annually unless terminated by the General Partner or Aventis. In general, each Management Agreement may be terminated upon notice by either party.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner (the “General Partner fee”) equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses each Partnership, from the General Partner fee it receives from the Partnership, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $11.54 and decreased 5.4% to $10.92 per Unit on December 31, 2016. For a more detailed description of the Partnership’s business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in Part II. “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisors. See Items 1(a) and (b) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting parties and trades of Futures Interests on non-U.S. exchanges.

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

Item 1A. Risk Factors.

This section includes some of the principal risks that investors will face with an investment in the Partnership.

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership

Possible Consequences of Using Multiple Trading Advisors. Each Trading Advisor makes trading decisions independent of the other Trading Advisors for the Partnership. Thus, it is possible that the Partnership could hold opposite positions in the same or similar Futures Interests, thereby offsetting any potential for profit from these positions. Each such position would cost the Partnership transactional expenses (such as brokerage commissions and National Futures Association fees) but could not generate any recognized gain or loss. Moreover, the General Partner may reallocate the Partnership’s assets among the current Trading Advisors or terminate one or more or select additional Trading Advisors at any time. Any such reallocation could adversely affect the performance of the Partnership or any one Trading Advisor.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

●

The General Partner, Morgan Stanley Investment Management, Morgan Stanley Wealth Management and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

●	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisors execute over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

●

The Trading Advisors, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisors may compete with the Partnership for Futures Interests positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

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

An Investment in Units May Not Diversify an Overall Portfolio. Because Futures Interests have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds. However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future. You may lose your entire investment in the Partnership.

The Partnership Is Not A Registered Investment Company. The Partnership is not required to register, and is not registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the trading advisor and the investment company).

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

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

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which absent an extension, will expire on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the General Partner, and the limited partners. For example, to sponsor and invest in the Partnership, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in the Partnership will be limited to 3% of the Partnership’s total ownership interests, measured by reference to both number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in the Partnership by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or further investment in the Partnership by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interests in the Partnership or may be prohibited, entirely or partially, from making further investments in the Partnership.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions will restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership, which will require restructuring of those relationships prior to the end of the applicable conformance period.

While the General Partner will endeavor to minimize the impact of the Volcker Rule and the Final Rule on the Partnership, Morgan Stanley’s interests in determining what actions to take in implementing a compliance program under the Volcker Rule may conflict with the interests of the Partnership, the General Partner, and the limited partners, all of which may be adversely affected by such actions.

In addition, further restrictions and limitations on Morgan Stanley, the Partnership and the General Partner may emerge as additional regulatory guidance and interpretations are provided on the Volcker Rule and Final Rule. To this end, and despite the issuance of the Final Rule, certain aspects of the Volcker Rule remain unclear and susceptible to alternative interpretations. The foregoing is, thus, not an exhaustive discussion of the potential risks the Volcker Rule poses for Morgan Stanley, the Partnership and the Limited Partners.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Final Rule and other aspects of the Dodd-Frank Act.

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

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the general partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Trading Advisors or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If a Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets.

The Partnership’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. Trading Advisors may use substantial leverage in trading the Partnership’s assets. Trading Futures Interests involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisors may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closes in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnership has Credit Risk to the Commodity Brokers. The Partnership has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures- styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The commodity brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Partnership must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Trading Advisors

Since the future performance of the Trading Advisors is unpredictable, the Trading Advisors’ past performance is not necessarily indicative of future results.

Reliance on the Trading Advisors to Trade Successfully. The Trading Advisors are responsible for making all Futures Interests trading decisions on behalf of the Partnership. The General Partner has no control over the specific trades the Trading Advisors may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisors will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading program employed by the Trading Advisors will be successful. The Trading Advisors, in turn, are dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisors’ principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisors’ ability to manage their trading activities successfully, or may cause a Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

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

Increasing the Assets Managed by the Trading Advisors May Adversely Affect Their Performance. The rates of return achieved by a commodity trading advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $339.7 billion as of December 31, 2016 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisors to obtain the best prices for the Partnership. The Trading Advisors are required to use an allocation methodology that is fair to all customers.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, New York, NY 10036.

Item 3.   Legal Proceedings.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no established public trading market for Units of the Partnership.

(b)	Holders. The number of holders of Units at February 28, 2017 was approximately 2,486.

(c)

Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2016, 2015 and 2014. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	87,889.319	$10.91	N/A	N/A
November 1, 2016 - November 30, 2016	63,775.292	$10.49	N/A	N/A
December 1, 2016 - December 31, 2016	104,859.135	$10.92	N/A	N/A
	256,523.746	$10.81

*

Generally, limited partners are permitted to redeem their Units as of the end of each month if notice is received by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month in which the redemption is to be effective. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 6.  Selected Financial Data.

Total trading results, interest income, total expenses, net income (loss) and net income (loss) per Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$20,293	$(3,760,506)	$3,176,271	$2,879,322	$(2,231,528)
Interest income	20,400	3,118	7,178	28,668	57,466
Total expenses	(1,102,611)	(1,384,296)	(2,479,183)	(5,608,992)	(8,473,115)

Net income (loss)	$(1,061,918)	$(5,141,684)	$704,266	$(2,701,002)	$(10,647,177)

Net income (loss) per Unit	$(0.62)	$(2.08)	$(0.02)	$(0.61)	$(1.77)

Net asset value per Unit	$10.92	$11.54	$13.62	$13.64	$14.25

Total assets	$17,078,611	$25,261,173	$37,031,206	$54,495,997	$76,211,746

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity. The Partnership deposits its assets with MS&Co. as clearing commodity broker in separate Futures Interests trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade Futures Interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its (i) investments in the Funds, (ii) interest receivable and (iii) cash at bank. Redemptions of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Prior to its termination on January 31, 2016, Blenheim traded its Global Markets Strategy — Futures/FX on behalf of the Partnership. The objective of the Global Markets Strategy was to capture substantial profits through the establishment of risk controlled, strategic investment positions in markets where Blenheim had identified an unsustainable level of market disequilibrium that had not been reflected in the current market price. The essence of Blenheim’s trading approach was its ability to use discretion in formulating the most effective mix of trading methodologies, investment vehicles, and markets to maintain performance objectives. As trading opportunities were identified, Blenheim analyzed potential trading applications in order to achieve maximum capital appreciation with prudent risk management procedures.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2016 and September 30, 2016, respectively, and the change during the applicable period.

Trading Advisor	Allocation as of December 31, 2016 (%)	Allocation as of September 30, 2016 (%)	Allocation as of December 31, 2016 ($)	Allocation as of September 30, 2016 ($)	Change during the period (%)
PGR	43.15%	51.69%	$6,829,324	$10,215,492	(33.15)%
Aventis	56.85	48.31	8,999,317	9,548,679	(5.75)

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2016, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the year ended December 31, 2016, the net asset value per Unit decreased 5.4% from $11.54 to $10.92. For the year ended December 31, 2015, the net asset value per Unit decreased 15.3% from $13.62 to $11.54. For the year ended December 31, 2014, the net asset value per Unit decreased 0.1% from $13.64 to $13.62.

The Partnership experienced a net trading gain of $20,293 before fees and expenses for the year ended December 31, 2016. Gains were primarily attributable to the Funds’ trading of Futures Interests in energy, currencies, U.S. and non-U.S. interest rates and indices, and were partially offset by losses in grains, livestock, metals and softs. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8 Financial Statements and Supplementary Data.”

The most significant losses were incurred in the metals sector during November from short positions in copper futures as prices moved higher amid speculation of increased global demand for industrial metals spurred by government fiscal policy. Additional losses were incurred from short positions in copper during September as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. Within the agricultural sector, losses were incurred during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Additional losses were incurred during July from long positions in soybean futures as prices were weighed down by mounting anticipation that growers were going to collect a record crop in 2016. The Partnership’s trading losses for the year were partially offset by trading gains within global interest rate sector, primarily during June, from long positions in European fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were experienced during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen, which has long been considered a “safe haven” investment in times of market apprehension, rallied after the U.K. decided to leave the European Union. Additional gains were experienced during October from short positions in the British pound versus the U.S. dollar as the relative value of the pound continued to weaken due to concerns regarding the political and economic implications of the U.K. referendum to leave the European Union. Within the energy sector, gains were recorded during January from short futures positions in crude oil and its related products as prices plunged as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue.

The Partnership experienced a net trading loss of $3,760,506 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Funds’ trading of Futures Interests in U.S. and non-U.S. interest rates, livestock, metals and indices, and were partially offset by gains in currencies, energy, grains and softs.

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

The Partnership experienced a net trading gain of $3,176,271 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, non U.S. interest rates, softs, indices and metals, and were partially offset by losses in U.S. interest rates, grains and metals.

The most significant gains were achieved within the soft commodities sector during January from long positions in cocoa futures as prices advanced to the highest level in more than 28 months after crop threats in Indonesia added to supply concerns. Gains were also recorded in the soft commodities sector during May and September from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Within the currency markets, gains were recorded primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced against the euro after strong economic indicators were reported in the U.S. Additional gains in the currency sector were experienced during December from short positions in the euro versus the U.S. dollar as the value of dollar surged after the release of stronger-than-expected economic data in the U.S. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Within the energy sector, gains were experienced during November and December from short positions in crude oil and its related products as prices moved lower as U.S. oil production advanced to record levels and after OPEC decided not to reduce crude oil production amid a global supply glut. Within the metals sector, gains were experienced during February, March, April, and May from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat occurred as miners continued to strike in South Africa, the world’s second-biggest palladium producer. A large portion of these gains in palladium were given back in September as prices reversed sharply lower. The Partnership’s overall trading gains for the year were offset by trading losses within the global interest rate sector during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt. Additional losses in this sector were experienced from short positions in U.S. Treasury note futures during May. Within the grains sector, losses were incurred primarily during February from short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.

For an analysis of unrealized gains and losses by contract type and a further description of 2016 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2016, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Credit Risk

In addition to market risk, in entering into Futures Interests, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts traded in the United States, and most foreign exchanges on which the Partnership trades, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership trades off- exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

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

Third, with respect to Futures Interests trading, the Partnership trades with only those counterparties which Ceres, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co., as the sole counterparty on all trading of foreign currency forward contracts and foreign currency forward contracts.

For additional information, see Note 5, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2016, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Critical Accounting Policies.

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in Futures Interests and U.S. Treasury bills, as applicable. The fair value of Futures Interests is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

The Futures Interests traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016 and 2015 and the highest, lowest and average values during the twelve months ended December 31, 2016 and 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of December 31, 2016, the Partnership’s total capitalization was $15,828,641.

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$525,894	3.32%	$1,261,778	$326,930	$ 746,889
Equity	485,627	3.07	703,687	113,612	322,799
Currencies	318,321	2.01	593,552	81,651	267,604
Interest rates	300,948	1.90	609,646	62,001	288,691

Total	$1,630,790	10.30%

* Average of daily Values at Risk. As of December 31, 2015, the Partnership’s total capitalization was $24,560,884.
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$1,350,516	5.50%	$5,370,265	$1,183,396	$ 2,649,295
Equity	209,391	0.85	517,806	55,113	301,982
Currencies	357,166	1.45	696,422	165,995	326,528
Interest rates	145,253	0.59	373,492	106,838	227,254

Total	$2,062,326	8.39%

*	Average of daily Values at Risk.

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

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosure Regarding Primary Trading Risk Exposures

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposure was in the FTSE 100 (United Kingdom), DAX (Germany), Russell 2000 (U.S.), Nikkei 225 (Japan), and S&P 500 (U.S.) stock indices. The Partnership will primarily be exposed to the risk of adverse price trends or static markets in the major U.S., European, and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses).

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions in the government debt of smaller nations — e.g., Australia.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, copper, and silver.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

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

Item 8.  Financial Statements and Supplementary Data.

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2016 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(903,652)	$(760,225)	$1,390,418	$293,752
Interest income	5,933	5,560	4,250	4,657
Total expenses	(229,874)	(280,236)	(284,880)	(307,621)

Net income (loss)	$(1,127,593)	$(1,034,901)	$1,109,788	$(9,212)

Net income (loss) per Unit	$(0.65)	$(0.55)	$0.59	$(0.01)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$128,770	$(230,823)	$(1,920,243)	$(1,738,210)
Interest income	261	1,707	493	657
Total expenses	(315,182)	(338,135)	(228,735)	(502,244)

Net income (loss)	$(186,151)	$(567,251)	$(2,148,485)	$(2,239,797)

Net income (loss) per Unit	$(0.08)	$(0.24)	$(0.88)	$(0.88)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The Annual Report for the year ended December 31, 2016, filed as Exhibit 13.01 hereto, includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.   Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays Ceres a General Partner fee equal to an annual rate of 2.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners – At February 28, 2017, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	General Partner	16,128.779	1.1%

(c) Changes in Control – None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2016.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016: $81,000

2015: $81,900

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2016, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Schedules of Investments, as of December 31, 2016 and 2015.

-	Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2016 is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules

No Financial Statement schedules are required to be filed with this report.

3. Exhibits

For the exhibits incorporated by reference or filed herewith to this report, refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.

EXHIBITS

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

10.05

Escrow Agreement, dated as of July 25, 2007, among the Bank of New York, the General Partner, and Morgan Stanley & Co. Incorporated, is incorporated by reference to Exhibit 10.13 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on July 13, 2007.

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

13.01	December 31, 2016, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	January 31, 2016, Morgan Stanley Smith Barney BHM I, LLC (Trading Company in Liquidation) Financial Statements are filed herewith.

99.2	December 31, 2016, PGR Master Fund L.P. Financial Statements are filed herewith.

99.3	December 31, 2016, MB Master Fund L.P. Financial Statements are filed herewith.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

^ Submitted electronically herewith.