Form 10-Q
period 2017-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2017-05-11
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                     Accelerated filer                          Non-accelerated filer X

Smaller reporting company          Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, 1,281,122.029 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets:
Investment in the Funds(1), at fair value (cost $13,289,775 and $15,490,450 at March 31, 2017 and December 31, 2016, respectively)	$14,348,547	$17,075,116
Interest receivable	5,867	2,495
Cash at bank	1,000	1,000

Total assets	$14,355,414	$17,078,611

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$24,072	$27,236
General Partner fees	24,072	27,236
Management fees	13,723	15,436
Redemptions payable to General Partner	-	35,000
Redemptions payable to Limited Partners	421,374	1,145,062

Total liabilities	483,241	1,249,970

Partners’ Capital:
General Partner, 16,128.779 Units outstanding at March 31, 2017 and December 31, 2016	167,277	176,185
Limited Partners, 1,321,417.852 and 1,432,900.898 Units outstanding at March 31, 2017 and December 31, 2016, respectively	13,704,896	15,652,456

Total partners’ capital (net asset value)	13,872,173	15,828,641

Total liabilities and partners’ capital	$14,355,414	$17,078,611

Net asset value per Unit	$10.37	$10.92

    (1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

March 31, 2017

(Unaudited)

			% of Partners’
	Cost	Fair Value	Capital
Investment in the Funds
MB Master Fund L.P.	$7,274,547	$8,162,659	58.84%
PGR Master Fund L.P.	6,015,228	6,185,888	44.59

Total investment in the Funds	$13,289,775	$14,348,547	103.43%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

December 31, 2016

			% of Partners’
	Cost	Fair Value	Capital
Investment in the Funds
MB Master Fund L.P.	$8,089,734	$9,035,960	57.09%
PGR Master Fund L.P.	7,400,716	8,039,156	50.79

Total investment in the Funds	$15,490,450	$17,075,116	107.88%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Investment Income:
Interest income	$14,407	$4,657

Expenses:
Ongoing placement agent fees	75,703	121,684
General Partner fees	75,703	121,684
Management fees	43,145	64,253

Total expenses	194,551	307,621

Net investment loss	(180,144)	(302,964)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	-	3,559,306
Net realized gains (losses) on investment in MB Master Fund	(16,407)	15,623
Net realized gains (losses) on investment in PGR Master Fund	(63,474)	45,376
Net change in unrealized gains (losses) on investment in BHM I, LLC	-	(3,894,858)
Net change in unrealized gains (losses) on investment in MB Master Fund	(58,114)	270,947
Net change in unrealized gains (losses) on investment in PGR Master Fund	(467,780)	297,358

Total trading results	(605,775)	293,752

Net income (loss)	$(785,919)	$(9,212)

Net income (loss) per Unit*	$(0.55)	$(0.01)

Weighted average number of Units outstanding	1,414,816.223	2,095,233.815

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Net Income (Loss)	-	(777,011)	(8,908)	(785,919)
Redemptions	(111,483.046)	(1,170,549)	-	(1,170,549)

Partners’ Capital, March 31, 2017	1,337,546.631	$13,704,896	$167,277	$13,872,173

Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	24,560,884
Net Income (Loss)	-	(9,417)	205	(9,212)
Redemptions	(108,188.191)	(1,216,007)	(39,931)	(1,255,938)

Partners’ Capital, March 31, 2016	2,020,185.332	$23,043,674	$252,060	$23,295,734

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments of the Funds”), through its investment in the Funds (as defined below). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. (formerly, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), Morgan Stanley Smith Barney Spectrum Select L.P. and Morgan Stanley Smith Barney Spectrum Technical L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, Ceres became a wholly owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor,” or collectively, the “Trading Advisors”). Aventis and PGR manage the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund” and collectively with the MB Master Fund, the “Funds”), respectively, each of which is an affiliated fund. Ceres is also the General Partner to MB Master Fund and PGR Master Fund. The current term of the respective management agreements with Aventis and PGR will expire on June 30, 2017 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, each management agreement may be terminated upon notice by either party.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and indirectly, the Partnership’s) asset in Futures Interests. Consequently, Blenheim ceased all Futures Interests trading on behalf of BHM I, LLC (and indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to Blenheim among the remaining Trading Advisors of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, Blenheim. References herein to the Funds may also include, as relevant, BHM I, LLC.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment. The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. ASC 820, “Fair Value Measurements”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the reporting date.

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

Funds’ Investments. All Futures Interests of the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.42)	$0.14
Net investment loss	(0.13)	(0.15)

Net increase (decrease) for the period	(0.55)	(0.01)
Net asset value per Unit, beginning of period	10.92	11.54

Net asset value per Unit, end of period	$10.37	$11.53

	For the Three Months Ended
	March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.9)%	(5.1)%

Operating expenses before incentive fees	5.3%	5.1%
Incentive fees	-%	-%

Operating expenses after incentive fees	5.3%	5.1%

Total return:
Total return before incentive fees	(5.0)%	(0.1)%
Incentive fees	-%	-%

Total return after incentive fees	(5.0)%	(0.1)%

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

The Trading Advisors trade Futures Interests on behalf of the Funds. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Funds’ Statements of Financial Condition as net unrealized gain on open futures contracts, net unrealized gain on open forward contracts, net unrealized loss on open futures contracts and net unrealized loss on open forward contracts, as applicable. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized gains (losses) on open contracts in the Funds’ Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Futures Interests traded by the Trading Advisors on behalf of the Funds and U.S. Treasury bills held involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Funds’ open positions, and consequently in their earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded Futures Interests are settled daily through variation margin. Gains and losses on non-exchange traded Futures Interests are settled upon termination of the contract. Gains and losses on non-exchange traded Futures Interests are settled on an agreed-upon settlement date. However, the Funds are required to meet margin requirements with the counterparty.

In the ordinary course of business, the Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Funds. The Funds consider the risk of any future obligation relating to these indemnifications to be remote.

5.	Fair Value Measurements:

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Investment in the Funds:

At March 31, 2017, the Partnership owned approximately 43.4% of PGR Master Fund and 6.8% of MB Master Fund. At December 31, 2016, the Partnership owned approximately 45.5% of PGR Master Fund and 7.5% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invests in for the three months ended March 31, 2017 and 2016, respectively.

For the Three Months	Net	Total Trading	Net Income
Ended March 31, 2017	Investment Loss	Results	(Loss)

PGR Master Fund	$(10,594)	$(1,218,364)	$(1,228,958)
MB Master Fund	(192,915)	(1,135,684)	(1,328,599)

For the Three Months	Net	Total Trading	Net Income
Ended March 31, 2016	Investment Loss	Results	(Loss)

BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	(551)	694,663	694,112
MB Master Fund	(626,005)	3,473,274	2,847,269

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	March 31, 2017		For the Three Months Ended March 31, 2017

	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
PGR Master Fund	44.59%	$6,185,888	$(531,254)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	58.84	8,162,659	(74,521)	-	-	Commodity Portfolio	Monthly

	December 31, 2016		For the Three Months Ended March 31, 2016

	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
BHM I, LLC*	0.0%	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.79	8,039,156	342,734	-	-	Commodity Portfolio	Monthly
MB Master Fund	57.09	9,035,960	286,570	-	-	Commodity Portfolio	Monthly

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investments in the Funds, (ii) interest receivable and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Funds’ investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Funds from trading in potentially profitable markets or prevent the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in Futures Interests trading and U.S. treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 12.4% from $15,828,641 to $13,872,173. This decrease was attributable to redemptions of 111,483.046 limited partner Units totaling $1,170,549, coupled with a net loss of $785,919. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Funds’ capital resource arrangements at the present time.

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

Results of Operations

General: The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the Futures Interests markets.

Aventis trades its Aventis Diversified Commodity Strategy on behalf of the Partnership. The Aventis Diversified Commodity Strategy is based on an ensemble of three discretionary subprograms: spreads, flat price directional, and options trading. This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity). It will also include supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

PGR trades its Mayfair Program on behalf of the Partnership. PGR’s futures investment program seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of March 31, 2017 and December 31, 2016, respectively, and the change during the three months ended March 31, 2017.

Trading Advisor	Allocation as of March 31, 2017 (%)	Allocation as of December 31, 2016 (%)	Allocation as of March 31, 2017 ($)	Allocation as of December 31, 2016 ($)	Change during the period (%)

PGR	41.38%	43.15%	$5,740,659	$6,829,324	(15.94)%
Aventis	58.62	56.85	8,131,514	8,999,317	(9.64)

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2017 and a general discussion of its trading activities during the period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts that the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Funds’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and are recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Funds’ trading results. The fair value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is based on the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis, as applicable.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s first quarter of 2017, the net asset value per Unit decreased 5.0% from $10.92 to $10.37 as compared to a decrease of 0.1% in the first quarter of 2016. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the first quarter of 2017 of $605,775. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interests rates, livestock, metals and softs, and were partially offset by gains in indices. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the first quarter of 2016 of $293,752. Gains were primarily attributable to the Funds’ trading of Futures Interests in energy and global interest rates, and were partially offset by losses in the metals and agricultural sectors.

The most significant losses were incurred within the energy markets during January and February from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were recorded during January from short positions in the euro and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. dollar. Within the global interest rate sector, losses were recorded throughout the first quarter from short positions in U.S. fixed income futures as prices advanced in the first half of January on renewed appetite for U.S. bonds amid speculation of economic stimuli pledged by U.S. President Donald Trump during his campaign. Within the metals markets, losses were incurred during January and March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. Within the agricultural sector, losses were incurred during February and March from long positions in sugar futures as prices declined on increased supplies amid subdued demand. Additional losses in this sector were incurred from long positions in corn and cocoa futures. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.

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

Values at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors currently trade the Partnership’s assets indirectly in affiliated fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in the Funds, by market category, as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Partnership’s total capitalization was $13,872,173.

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$759,868	5.48%	$834,541	$238,624	$489,345
Equity	474,907	3.42	570,032	262,463	437,979
Currencies	116,885	0.84	318,321	76,849	162,112
Interest rates	176,054	1.27	277,887	110,672	190,839

Total	$1,527,714	11.01%

* Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $15,828,641.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$525,894	3.32%	$1,261,778	$326,930	$746,889
Equity	485,627	3.07	703,687	113,612	322,799
Currencies	318,321	2.01	593,552	81,651	267,604
Interest rates	300,948	1.90	609,646	62,001	288,691

Total	$1,630,790	10.30%

* Annual average of daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs

January 1, 2017 - January 31 2017	31,791.284	$ 10.69	N/A	N/A
February 1, 2017 - February 28, 2017	39,057.795	$ 10.48	N/A	N/A
March 1, 2017 - March 31, 2017	40,633.967	$ 10.37	N/A	N/A
	111,483.046	$ 10.50

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.