Form 10-Q
period 2017-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2017-08-10
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      No X

As of July 31, 2017, 1,177,794.133 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Funds(1), at fair value (cost $11,871,817 and $15,490,450 at June 30, 2017 and December 31, 2016, respectively)	$12,377,135	$17,075,116
Interest receivable	6,408	2,495
Cash at bank	1,000	1,000

Total assets	$12,384,543	$17,078,611

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$21,233	$27,236
General Partner fees	21,233	27,236
Management fees	12,317	15,436
Redemptions payable to General Partner	-	35,000
Redemptions payable to Limited Partners	399,585	1,145,062

Total liabilities	454,368	1,249,970

Partners’ Capital:
General Partner, 13,658.423 and 16,128.779 Units outstanding at June 30, 2017 and December 31, 2016, respectively	133,747	176,185
Limited Partners, 1,204,630.905 and 1,432,900.898 Units outstanding at June 30, 2017 and December 31, 2016, respectively	11,796,428	15,652,456

Total partners’ capital (net asset value)	11,930,175	15,828,641

Total liabilities and partners’ capital	$12,384,543	$17,078,611

Net asset value per Unit	$9.79	$10.92

(1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

June 30, 2017

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$7,178,403	$7,973,877	66.84%
PGR Master Fund L.P.	4,693,414	4,403,258	36.91

Total investment in the Funds	$11,871,817	$12,377,135	103.75%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$18,908	$4,250	$33,315	$8,907

Expenses:
Ongoing placement agent fees	66,441	111,351	142,144	233,035
General Partner fees	66,441	111,351	142,144	233,035
Management fees	38,309	62,178	81,454	126,431

Total expenses	171,191	284,880	365,742	592,501

Net investment loss	(152,283)	(280,630)	(332,427)	(583,594)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	-	-	-	3,559,306
Net realized gains (losses) on investment in MB Master Fund	(414)	80,400	(16,821)	96,023
Net realized gains (losses) on investment in PGR Master Fund	(38,402)	(1,539)	(101,876)	43,837
Net change in unrealized gains (losses) on investment in BHM I, LLC	-	-	-	(3,894,858)
Net change in unrealized gains (losses) on investment in MB Master Fund	(92,638)	1,529,392	(150,752)	1,800,339
Net change in unrealized gains (losses) on investment in PGR Master Fund	(460,816)	(217,835)	(928,596)	79,523

Total trading results	(592,270)	1,390,418	(1,198,045)	1,684,170

Net income (loss)	$(744,553)	$1,109,788	$(1,530,472)	$1,100,576

Net income (loss) per Unit*	$(0.58)	$0.59	$(1.13)	$0.58

Weighted average number of Units outstanding	1,297,967.452	1,970,641.167	1,356,391.837	2,032,963.201

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Net Income (Loss)	-	(1,513,034)	(17,438)	(1,530,472)
Redemptions - Limited Partners	(228,269.993)	(2,342,994)	-	(2,342,994)
Redemptions - General Partner	(2,470.356)	-	(25,000)	(25,000)

Partners’ Capital, June 30, 2017	1,218,289.328	$11,796,428	$133,747	$11,930,175

Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	24,560,884
Net Income (Loss)	-	1,087,426	13,150	1,100,576
Redemptions - Limited Partners	(226,264.030)	(2,601,307)	-	(2,601,307)
Redemptions - General Partner	(5,085.967)	-	(60,031)	(60,031)

Partners’ Capital, June 30, 2016	1,897,023.526	$22,755,217	$244,905	$23,000,122

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor,” or collectively, the “Trading Advisors”). Aventis and PGR manage the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund” and collectively with MB Master Fund, the “Funds”), respectively, each of which is an affiliated fund. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017 and the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.46)	$0.73	$(0.88)	$0.87
Net investment loss	(0.12)	(0.14)	(0.25)	(0.29)

Net increase (decrease) for the period	(0.58)	0.59	(1.13)	0.58
Net asset value per Unit, beginning of period	10.37	11.53	10.92	11.54

Net asset value per Unit, end of period	$9.79	$12.12	$9.79	$12.12

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.7)%	(5.0)%	(4.8)%	(5.0)%

Operating expenses before incentive fees	5.3%	5.0%	5.3%	5.1%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.3%	5.0%	5.3%	5.1%

Total return:
Total return before incentive fees	(5.6)%	5.1%	(10.4)%	5.0%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(5.6)%	5.1%	(10.4)%	5.0%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Investment in the Funds:

At June 30, 2017, the Partnership owned approximately 40.9% of PGR Master Fund and 7.7% of MB Master Fund. At December 31, 2016, the Partnership owned approximately 45.5% of PGR Master Fund and 7.5% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invested in for the three and six months ended June 30, 2017 and 2016, respectively.

For the Three Months Ended June 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(9,619)	$(1,196,807)	$(1,206,426)
MB Master Fund	(214,753)	(1,122,688)	(1,337,441)

For the Six Months Ended June 30, 2017	Net Investment Loss	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(20,213)	$(2,415,171)	$(2,435,384)
MB Master Fund	(407,668)	(2,258,372)	(2,666,040)

For the Three Months Ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(6,319)	$(373,294)	$(379,613)
MB Master Fund	(689,796)	21,601,411	20,911,615

For the Six Months Ended June 30, 2016	Net Investment Loss	Total Trading Results	Net Income (Loss)
BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	(6,870)	321,369	314,499
MB Master Fund	(1,315,801)	25,074,685	23,758,884

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2017		For the Three Months Ended June 30, 2017
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
PGR Master Fund	36.91%	$4,403,258	$(499,218)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	66.84	7,973,877	(93,052)	-	-	Commodity Portfolio	Monthly

	June 30, 2017		For the Six Months Ended June 30, 2017
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
PGR Master Fund	36.91%	$4,403,258	$(1,030,472)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	66.84	7,973,877	(167,573)	-	-	Commodity Portfolio	Monthly

	December 31, 2016		For the Three Months Ended June 30, 2016
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
PGR Master Fund	50.79%	$8,039,156	$(219,374)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	57.09	9,035,960	1,609,792	-	-	Commodity Portfolio	Monthly

	December 31, 2016		For the Six Months Ended June 30, 2016
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Management Fees	Incentive Fees	Investment Objective	Redemptions Permitted
BHM I, LLC*	0.00%	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.79	8,039,156	123,360	-	-	Commodity Portfolio	Monthly
MB Master Fund	57.09	9,035,960	1,896,362	-	-	Commodity Portfolio	Monthly

* From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

7.	Subsequent Events:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in the Funds, (ii) interest receivable and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership capital decreased 24.6% from $15,828,641 to $11,930,175. This decrease was attributable to redemptions of 228,269.993 limited partner Units totaling $2,342,994 and redemptions of 2,470.356 General Partner Units totaling $25,000, coupled with a net loss of $1,530,472. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended June 30, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of June 30, 2017 and March 31, 2017, respectively, and the change during the three months ended June 30, 2017.

Trading Advisor	Allocation as of June 30, 2017 (%)	Allocation as of March 31, 2017 (%)	Allocation as of June 30, 2017 ($)	Allocation as of March 31, 2017 ($)	Change during the period (%)
PGR	33.42%	41.38%	$3,986,978	$5,740,659	(30.55) %
Aventis	66.58	58.62	7,943,197	8,131,514	(2.32)

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2017 and 2016 and a general discussion of its trading activities during the periods. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2017, the net asset value per Unit decreased 5.6% from $10.37 to $9.79, as compared to an increase of 5.1% in the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $592,270. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, U.S. and non-U.S. interests rates, livestock and metals and were partially offset by gains in grains, softs and indices. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2016 of $1,390,418. Gains were primarily attributable to the Funds’ trading of Futures Interests in currencies, grains, U.S. and non-U.S. interest rates, energy, metals and softs and were offset by losses in livestock and indices.

The most significant losses were incurred within the energy markets during June from long and short futures positions in oil related products as prices whipsawed as investors considered the impact of declining U.S. rig counts, while global market supply remained in a surplus. Within the metals sector, losses were incurred during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading during June. Within the currency sector, losses were incurred during May from short positions in the Swiss franc and Japanese yen versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. The Partnership’s losses for the quarter were partially offset by gains experienced within the global stock index sector during April and May from long positions in European, U.S., and Asian equity index futures as prices were buoyed by increased consumer confidence. Within the agricultural sector, gains were experienced during May from long positions in cocoa futures as prices advanced as speculators covered short positions amid a nationwide army mutiny in top cocoa producer Ivory Coast. Additional gains were experienced throughout the quarter from positions in wheat futures.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit decreased 10.4% from $10.92 to $9.79, as compared to an increase of 5.0% for the six months ended June 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $1,198,045. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in grains and indices. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2016 of $1,684,170. Gains were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs and were offset by losses in indices.

The most significant losses were incurred within the energy markets during January and February from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Additional losses were incurred during June from long and short futures positions in oil related products as prices whipsawed as investors considered the impact of declining U.S. rig counts, while global market supply remained in a surplus. Within the metals sector, losses were incurred during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading during June. Additional losses were recorded throughout the first quarter from short positions in U.S. fixed income futures as prices advanced in the first half of January on renewed appetite for U.S. bonds amid speculation of economic stimuli pledged by U.S. President Donald Trump during his campaign. Within the currency sector, losses were recorded during January from short positions in the euro and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. dollar. Additional losses were incurred from positions in the Japanese yen and Swiss franc during May. The Partnership’s losses for the first six months of the year were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Within the agricultural sector, gains were experienced during May from long positions in cocoa futures as prices advanced as speculators covered short positions amid a nationwide army mutiny in top cocoa producer Ivory Coast. Additional gains were experienced throughout the first six months of the year from positions in wheat futures.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors currently trade the Partnership’s assets indirectly in affiliated fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in the Funds, by market category, as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $11,930,175.

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$565,739	4.74%	$671,686	$216,357	$469,516
Equity	353,266	2.96	494,844	266,037	372,618
Currencies	29,521	0.25	147,249	20,607	60,828
Interest rates	179,222	1.50	179,222	45,891	91,882

Total	$1,127,748	9.45%

*	Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $15,828,641.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$525,894	3.32%	$1,261,778	$326,930	$746,889
Equity	485,627	3.07	703,687	113,612	322,799
Currencies	318,321	2.01	593,552	81,651	267,604
Interest rates	300,948	1.90	609,646	62,001	288,691

Total	$1,630,790	10.30%

*	Annual average of daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	40,295.823	$10.22	N/A	N/A
May 1, 2017 - May 31, 2017	35,675.536	$10.12	N/A	N/A
June 1, 2017 - June 30, 2017	40,815.588	$9.79	N/A	N/A
	116,786.947	$10.04

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.