Form 10-Q
period 2017-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2017-11-13
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      No X

As of October 31, 2017, 1,103,720.071 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

	September 30, 2017	December 31, 2016
	(Unaudited)

Assets:
Investment in the Funds(1), at fair value (cost $10,837,655 and $15,490,450 at September 30, 2017 and December 31, 2016, respectively)	$11,632,797	$17,075,116
Interest receivable	7,264	2,495
Cash at bank	1,000	1,000

Total assets	$11,641,061	$17,078,611

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$19,520	$27,236
General Partner fees	19,520	27,236
Management fees	11,459	15,436
Redemptions payable to General Partner	-	35,000
Redemptions payable to Limited Partners	232,499	1,145,062

Total liabilities	282,998	1,249,970

Partners’ Capital:
General Partner, 13,658.423 and 16,128.779 Units outstanding at September 30, 2017 and December 31, 2016, respectively	135,505	176,185
Limited Partners, 1,131,173.262 and 1,432,900.898 Units outstanding at September 30, 2017 and December 31, 2016, respectively	11,222,558	15,652,456

Total partners’ capital (net asset value)	11,358,063	15,828,641

Total liabilities and partners’ capital	$11,641,061	$17,078,611

Net asset value per Unit	$9.92	$10.92

(1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

September 30, 2017

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
PGR Master Fund L.P.	$3,750,062	$3,462,662	30.49%
MB Master Fund L.P.	7,087,593	8,170,135	71.93

Total investment in the Funds	$10,837,655	$11,632,797	102.42%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Schedule of Investments

December 31, 2016

			% of Partners’
	Cost	Fair Value	Capital
Investment in the Funds
PGR Master Fund L.P.	$7,400,716	$8,039,156	50.79%
MB Master Fund L.P.	8,089,734	9,035,960	57.09

Total investment in the Funds	$15,490,450	$17,075,116	107.88%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$22,377	$5,560	$55,692	$14,467

Expenses:
Ongoing placement agent fees	59,162	109,535	201,306	342,570
General Partner fees	59,162	109,535	201,306	342,570
Management fees	34,642	61,166	116,096	187,597

Total expenses	152,966	280,236	518,708	872,737

Net investment loss	(130,589)	(274,676)	(463,016)	(858,270)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in BHM I, LLC	-	-	-	3,559,306
Net realized gains (losses) on investment in PGR Master Fund	(566)	(49,042)	(102,442)	(5,205)
Net realized gains (losses) on investment in MB Master Fund	1,274	(4,348)	(15,547)	91,675
Net change in unrealized gains (losses) on investment in BHM I, LLC	-	-	-	(3,894,858)
Net change in unrealized gains (losses) on investment in PGR Master Fund	2,756	(170,863)	(925,840)	(91,339)
Net change in unrealized gains (losses) on investment in MB Master Fund	287,068	(535,972)	136,316	1,264,366

Total trading results	290,532	(760,225)	(907,513)	923,945

Net income (loss)	$159,943	$(1,034,901)	$(1,370,529)	$65,675

Net income (loss) per Unit*	$0.13	$(0.55)	$(1.00)	$0.03

Weighted average number of Units outstanding	1,192,670.322	1,840,850.893	1,301,817.999	1,968,925.765

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Redemptions - General Partner	(2,470.356)	-	(25,000)	(25,000)
Redemptions - Limited Partners	(301,727.636)	(3,075,049)	-	(3,075,049)
Net Income (Loss)	-	(1,354,849)	(15,680)	(1,370,529)

Partners’ Capital, September 30, 2017	1,144,831.685	$11,222,558	$135,505	$11,358,063

Partners’ Capital, December 31, 2015	2,128,373.523	$24,269,098	$291,786	24,560,884
Redemptions - General Partner	(5,951.019)	-	(70,040)	(70,040)
Redemptions - Limited Partners	(413,663.953)	(4,792,348)	-	(4,792,348)
Net Income (Loss)	-	63,796	1,879	65,675

Partners’ Capital, September 30, 2016	1,708,758.551	$19,540,546	$223,625	$19,764,171

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. The trading advisors to the Partnership are Aventis Asset Management, LLC (“Aventis”) and PGR Capital L.P. (“PGR”) (each individually, a “Trading Advisor,” or collectively, the “Trading Advisors”). Aventis and PGR manage the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund”) and PGR Master Fund L.P. (“PGR Master Fund” and collectively with MB Master Fund, the “Funds”), respectively, each of which is an affiliated fund. Ceres is also the general partner to MB Master Fund and PGR Master Fund.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017 and the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in the Funds in the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. With respect to its investments in PGR Master Fund and MB Master Fund, the Partnership records a realized gain or loss on such investments as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership generally uses the average cost method. With respect to the Partnership’s investment in BHM I, LLC prior to its full redemption effective January 31, 2016, the Partnership recorded redemptions received from BHM I, LLC as a reduction of cost basis and thereafter the redemptions received in excess of cost were recorded as a realized gain.

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

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.24	$(0.40)	$(0.64)	$0.47
Net investment loss	(0.11)	(0.15)	(0.36)	(0.44)

Net increase (decrease) for the period	0.13	(0.55)	(1.00)	0.03
Net asset value per Unit, beginning of period	9.79	12.12	10.92	11.54

Net asset value per Unit, end of period	$9.92	$11.57	$9.92	$11.57

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(5.1)%	(4.7)%	(5.1)%

Operating expenses before incentive fees	5.2%	5.2%	5.2%	5.2%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.2%	5.2%	5.2%	5.2%

Total return:
Total return before incentive fees	1.3%	(4.5)%	(9.2)%	0.3%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	1.3%	(4.5)%	(9.2)%	0.3%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016, and for the periods ended September 30, 2017 and 2016, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Investment in the Funds:

At September 30, 2017, the Partnership owned approximately 39.8% of PGR Master Fund and 8.3% of MB Master Fund. At December 31, 2016, the Partnership owned approximately 45.5% of PGR Master Fund and 7.5% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invested in for the three and nine months ended September 30, 2017 and 2016, respectively.

For the Three Months	Net	Total Trading	Net Income
Ended September 30, 2017	Investment Loss	Results	(Loss)
PGR Master Fund	$(8,227)	$4,784	$(3,443)
MB Master Fund	(202,137)	3,661,231	3,459,094

For the Nine Months	Net	Total Trading	Net Income
Ended September 30, 2017	Investment Loss	Results	(Loss)
PGR Master Fund	$(28,440)	$(2,410,387)	$(2,438,827)
MB Master Fund	(609,805)	1,402,859	793,054

For the Three Months	Net	Total Trading	Net Income
Ended September 30, 2016	Investment Loss	Results	(Loss)
PGR Master Fund	$(12,346)	$(332,967)	$(345,313)
MB Master Fund	(538,939)	(7,304,614)	(7,843,553)

For the Nine Months	Net	Total Trading	Net Income
Ended September 30, 2016	Investment Loss	Results	(Loss)
BHM I, LLC*	$(170,710)	$(6,343,252)	$(6,513,962)
PGR Master Fund	(19,216)	(11,598)	(30,814)
MB Master Fund	(1,854,740)	17,770,071	15,915,331

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	September 30, 2017		For the Three Months Ended September 30, 2017
	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
PGR Master Fund	30.49%	$3,462,662	$2,190	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	71.93	8,170,135	288,342	-	-	Commodity Portfolio	Monthly

	September 30, 2017		For the Nine Months Ended September 30, 2017
	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
PGR Master Fund	30.49%	$3,462,662	$(1,028,282)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	71.93	8,170,135	120,769	-	-	Commodity Portfolio	Monthly

	December 31, 2016		For the Three Months Ended September 30, 2016
	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
PGR Master Fund	50.79%	$8,039,156	$(219,905)	$-	$-	Commodity Portfolio	Monthly
MB Master Fund	57.09	9,035,960	(540,320)	-	-	Commodity Portfolio	Monthly

	December 31, 2016		For the Nine Months Ended September 30, 2016
	% of
	Partners’	Fair	Net	Management	Incentive	Investment	Redemptions
	Capital	Value	Income (Loss)	Fees	Fees	Objective	Permitted
BHM I, LLC*	0.00%	$-	$(335,552)	$6,470	$-	Commodity Portfolio	Monthly
PGR Master Fund	50.79	8,039,156	(96,544)	-	-	Commodity Portfolio	Monthly
MB Master Fund	57.09	9,035,960	1,356,041	-	-	Commodity Portfolio	Monthly

*	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM I, LLC.

7.	Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investments in the Funds, (ii) interest receivable and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 28.2% from $15,828,641 to $11,358,063. This decrease was attributable to redemptions of 301,727.636 limited partner Units totaling $3,075,049 and redemptions of 2,470.356 General Partner Units totaling $25,000, coupled with a net loss of $1,370,529. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2017.

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor as of September 30, 2017 and June 30, 2017, respectively, and the change during the three months ended September 30, 2017.

	Allocation as of	Allocation as of	Allocation as of	Allocation as of	Change
	September 30,	June 30,	September 30,	June 30,	during the
Trading Advisor	2017 (%)	2017 (%)	2017 ($)	2017 ($)	period (%)
PGR	29.69%	33.42%	$3,372,550	$3,986,978	(15.41	) %
Aventis	70.31	66.58	7,985,513	7,943,197	0.53

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2017 and 2016 and a general discussion of its trading activities during the periods. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the periods in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2017, the net asset value per Unit increased 1.3% from $9.79 to $9.92, as compared to a decrease of 4.5% in the third quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $290,532. Gains were primarily attributable to the Funds’ trading of Futures Interests in currencies, livestock, softs and indices and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $760,225. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. interest rates, livestock and metals and were partially offset by gains in non-U.S. interest rates, softs and indices.

The most significant gains were experienced within the agricultural sector during July from long positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further gains were experienced from long futures positions in coffee and cocoa as prices rallied amid reports of poor crop qualities in Brazil and West Africa. Additional gains were experienced from positions in cattle and hog futures. Within the global equity index sector, gains were experienced during July and September from long U.S. equity index futures positions as prices advanced amid growing confidence in the strength of the global economy. Within the currency sector, gains were experienced during July and August from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Federal Reserve seemed less confident about raising interest rates due to sluggish U.S. inflation. A portion of the Partnership’s gains during the third quarter was offset by losses within the global interest rate sector, primarily during September, from long positions in U.S. and British fixed income futures as the global bond market experienced a sell-off after hawkish comments from the Bank of England, as well as confirmation from the U.S. Federal Reserve that it remains committed to unwinding its quantitative easing program. Within the energy sector, losses were incurred during July from long positions in natural gas futures as prices declined during the latter half of the month as mild weather covered much of the country. Within the metals sector, losses were incurred during July and September from long positions in gold futures as a strengthening U.S. dollar and easing geopolitical concerns limited investor demand for precious metals.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit decreased 9.2% from $10.92 to $9.92, as compared to an increase of 0.3% for the nine months ended September 30, 2016. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $907,513. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices. The Partnership experienced a net trading gain before fees and expenses for the nine months ended September 30, 2016 of $923,945. Gains were primarily attributable to the Funds’ trading of Futures Interests in energy, non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, U.S. interest rates, livestock, metals and indices.

The most significant losses were incurred within the energy markets during January and February from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Additional losses were incurred during June from long and short futures positions in oil related products as prices whipsawed as investors considered the impact of declining U.S. rig counts, while global market supply remained in a surplus. Within the metals sector, losses were incurred during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Losses were also incurred in Canadian fixed income futures trading during June. Additional losses were recorded throughout the first quarter from short positions in U.S. fixed income futures as prices advanced in the first half of January on renewed appetite for U.S. bonds amid speculation of economic stimuli pledged by U.S. President Donald Trump during his campaign. Within the currency sector, losses were recorded during January from short positions in the euro and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. dollar. Additional losses were incurred from positions in the Japanese yen and Swiss franc during May. The Partnership’s losses for the first nine months of the year were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth. Additional gains in this sector were recorded during January, April, May, July, and September. Within the agricultural sector, gains were experienced during May from long positions in cocoa futures as prices advanced as speculators covered short positions amid a nationwide army mutiny in top cocoa producer Ivory Coast. Additional gains were experienced during the third quarter from long futures positions in coffee as prices rallied amid reports of poor crop qualities in Brazil and West Africa.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Trading Advisors currently trade the Partnership’s assets indirectly in affiliated fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in the Funds, by market category, as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $11,358,063.

September 30, 2017
			Three Months Ended September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$889,515	7.83%	$950,365	$389,149	$663,044
Equity	186,766	1.64	309,281	119,903	222,174
Currencies	102,735	0.90	128,882	29,402	74,073
Interest rates	62,738	0.55	129,779	34,404	72,347

Total	$1,241,754	10.92%

*	Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $15,828,641.

December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$525,894	3.32%	$1,261,778	$326,930	$746,889
Equity	485,627	3.07	703,687	113,612	322,799
Currencies	318,321	2.01	593,552	81,651	267,604
Interest rates	300,948	1.90	609,646	62,001	288,691

Total	$1,630,790	10.30%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies — Contingencies — Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	26,836.772	$9.95	N/A	N/A
August 1, 2017 - August 31, 2017	23,183.474	$10.03	N/A	N/A
September 1, 2017 - September 30, 2017	23,437.397	$9.92	N/A	N/A
	73,457.643	$9.97

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.