Form 10-K
period 2017-12-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2018-03-28
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes     No X

Limited Partnership Units with an aggregate value of $11,796,428 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 966,993.199 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Next Page)

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K

Annual Report to Morgan Stanley Spectrum Series
Limited Partners for the year ended December 31, 2017	II, III and IV

PART I

Item 1. Business.

(a) General Development of Business. Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Ceres Tactical Currency L.P. (formerly, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P.), Morgan Stanley Smith Barney Spectrum Select L.P. and prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

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

The Partnership’s commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

The trading advisor to the Partnership is Aventis Asset Management, LLC (“Aventis” or the “Trading Advisor”).

Aventis manages the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund”), which is an affiliated fund. Ceres is also the general partner and commodity pool operator to MB Master Fund.

Effective December 31, 2017, Ceres terminated the advisory agreement among the General Partner, PGR Capital L.P. (“PGR”) and PGR Master Fund L.P. (“PGR Master Fund”), pursuant to which PGR traded PGR Master Fund’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, PGR ceased all Futures Interest trading on behalf of PGR Master Fund (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to PGR to the remaining Trading Advisor of the Partnership.

Effective January 31, 2016, Ceres terminated the advisory agreement among the General Partner, Blenheim Capital Management, L.L.C. (“Blenheim”) and Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC”), pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to Blenheim among the remaining Trading Advisors of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, PGR and Blenheim. MB Master Fund, PGR Master Fund and BHM I, LLC are collectively referred to as the “Funds.”

A description of the trading activities and focus of each Trading Advisor can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Trading Advisor. The Management Agreement provides that the Trading Advisor has sole discretion in determining the investments of the assets of the Partnership allocated to the Trading Advisor by the General Partner. Pursuant to the Management Agreement, the Partnership pays the Trading Advisor a flat-rate monthly management fee and an incentive fee.

The management fee for the Partnership is accrued at a rate of 1/12th of 1.25% (a 1.25% annual rate) per month of the Partnership’s net assets allocated to Aventis on the first day of each month. The monthly management fee payable by the Partnership to PGR, prior to its termination on December 31, 2017, was 1/12th of 1% (a 1% annual rate) per month of the Partnership’s net assets allocated to PGR on the first day of each month. The monthly management fee payable by the Partnership to Blenheim, prior to its termination on January 31, 2016, was 1/12th of 2% (a 2% annual rate) per month of the Partnership’s net assets allocated to Blenheim on the first day of the month. Effective March 1, 2014, the Partnership indirectly paid Blenheim, through BHM I, LLC, for management fees related to Blenheim. Prior to March 1, 2014, the monthly management fee paid by the Partnership to Blenheim was 1/4th of 1% (a 3% annual rate) of the Partnership’s net assets allocated to Blenheim on the first day of each month. Prior to March 1, 2014, the management fee payable by the Partnership to Aventis was 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets allocated to Aventis on the first day of each month.

The Partnership pays a quarterly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Aventis as of the end of each calendar quarter. Prior to its termination on December 31, 2017, the Partnership paid a yearly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to PGR as of the end of each calendar year. Prior to its termination on January 31, 2016, the Partnership paid a quarterly incentive fee equal to 20% of the trading profits experienced with respect to the Partnership’s net assets allocated to Blenheim as of the end of each calendar quarter. Effective March 1, 2014, the Partnership directly paid BHM I, LLC for incentive fees related to Blenheim. Prior to March 1, 2014, the Partnership paid a monthly incentive fee equal to 15% of the trading profits experienced with respect to the net assets allocated to Blenheim as of the end of each calendar month.

Trading profits represent the amount by which profits from trading in Futures Interests exceed losses after brokerage, ongoing placement agent, General Partner and management fees, as applicable, are deducted. For all Trading Advisors with trading losses, no incentive fee is paid in subsequent periods until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month’s redemptions.

The current term of the Management Agreement with Aventis will expire on June 30, 2018 and will renew annually unless terminated by the General Partner or Aventis. In general, the Management Agreement may be terminated upon notice by either party.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

Effective October 1, 2014, the flat rate brokerage fee equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner (the “General Partner fee”) equal to an annual rate of 2.0% of the Partnership’s net assets and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $10.92 and decreased 7.2% to $10.13 per Unit on December 31, 2017. For a more detailed description of the Partnership’s business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of Futures Interests. The relevant financial information is presented in Part II. “Item 6. Selected Financial Data.” and “Item 8. Financial Statements and Supplementary Data.”

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of Futures Interests pursuant to trading instructions provided by the Trading Advisor. See Items 1(a) and (b) above for a complete description of the Partnership’s business. The information requested in Section 101(c)(i) through (xiii) of Regulation S-K is not applicable to the Partnership. Additionally, the Partnership does not have any employees. The directors and officers of the General Partner are listed in Part III. “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Risks Relating to the Partnership

Single-Advisor Funds Lack the Diversity of Multi-Advisor Funds. The Partnership is managed by a single trading advisor. Therefore, the Partnership lacks the potential benefit of trading advisor diversification available in funds that are managed by more than one trading advisor.

You Should Not Rely on Past Performance of the General Partner or the Trading Advisor In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and the Trading Advisor is not necessarily indicative of the Partnership’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of the Trading Advisor may be of interest to investors, but encourages you to look at such information as an example of the respective objectives of the General Partner and the Trading Advisor rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Partnership Incurs Substantial Charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay monthly management fees to the Trading Advisor regardless of the performance of the Partnership. In addition, the Partnership pays the Trading Advisor an incentive fee.

Incentive Fees May be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays the Trading Advisor an incentive fee based upon the new trading profits it generates for the Partnership. These new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on new trading profits that do not become realized. Also, the Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid to the Trading Advisor on a quarterly basis, it is possible that an incentive fee may be paid to the Trading Advisor during a year in which the assets allocated to the Trading Advisor suffer a loss for the year. Because the Trading Advisor receives an incentive fee based on the new trading profits earned by the Trading Advisor, the Trading Advisor may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Trading Advisor based on new trading profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership’s limited partnership agreement (the “Limited Partnership Agreement”) will be ineffective.

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

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisor executes over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

The Trading Advisor, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade Futures Interests for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisor may compete with the Partnership for Futures Interests positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Memorandum. That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions restrict certain lending, hedging, and other transactions and relationships between Morgan Stanley affiliates and the Partnership.

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

ANY LOSSES IN THE PARTNERSHIP WILL BE BORNE SOLELY BY INVESTORS IN THE PARTNERSHIP AND NOT BY MORGAN STANLEY AND ITS AFFILIATES. THEREFORE, MORGAN STANLEY’S LOSSES IN THE PARTNERSHIP WILL BE LIMITED TO LOSSES ATTRIBUTABLE TO THE OWNERSHIP INTERESTS IN THE PARTNERSHIP HELD BY MORGAN STANLEY AND ITS AFFILIATES IN THEIR CAPACITY AS INVESTORS IN THE PARTNERSHIP. INTERESTS IN THE PARTNERSHIP ARE NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION AND ARE NOT DEPOSITS, OBLIGATIONS OF, OR ENDORSED OR GUARANTEED IN ANY WAY, BY MORGAN STANLEY AND ITS AFFILIATES. MORGAN STANLEY AND ITS AFFILIATES DO NOT, DIRECTLY OR INDIRECTLY, GUARANTEE, ASSUME OR OTHERWISE INSURE THE OBLIGATIONS OR PERFORMANCE OF THE PARTNERSHIP DESCRIBED HEREIN OR ANY COVERED FUND IN WHICH SUCH PARTNERSHIP INVESTS. INVESTORS SHOULD READ THIS MEMORANDUM BEFORE INVESTING IN THE PARTNERSHIP. MORGAN STANLEY IS THE SPONSOR OF THE PARTNERSHIP FOR PURPOSES OF SECTION 619 OF THE DODD-FRANK ACT (“THE VOLCKER RULE”). A DESCRIPTION OF THE ROLE AND SERVICES OF MORGAN STANLEY IS PROVIDED HEREIN.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Trading Advisor or other third-party service providers.

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

Allowing Investments by Benefit Plan Investors may Result in Adverse Consequences Under ERISA or the Code. As discussed below under “Purchases by Employee Benefit Plans,” it is the current intent of the General Partner to conduct its operations so that the assets of each class of equity interests in the Partnership should not be deemed to constitute the “plan assets” of Benefit Plan Investors. If, however, the Partnership were deemed to hold “plan assets” of Benefit Plan Investors: (i) ERISA’s fiduciary standards may apply to the Partnership and might materially affect the operations of the Partnership, and (ii) any transaction with the Partnership could be deemed a transaction with each benefit plan investor and may cause transactions into which the Partnership might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or § 4975 of the Code. In order to avoid having the assets of the Partnership treated as “plan assets,” the General Partner intends to restrict the acquisition and/or redemption of Units, and such restrictions could delay or preclude the ability to transfer or redeem Units, or cause Units to lose value. However, there can be no assurances that this strategy will be successful.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of Futures Interests make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If the Trading Advisor incorrectly predicts the direction of prices in Futures Interests, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets.

The Partnership’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Partnership’s Positions May Result in Substantial Losses. The Trading Advisor may use substantial leverage in trading the Partnership’s assets. Trading Futures Interests involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading Futures Interests (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a Futures Interests trading account. As a result, a relatively small price movement in Futures Interests may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by the Trading Advisor in its trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Partnership’s positions compared to the average net assets of the Partnership, is anticipated to range from two times the Partnership’s net assets to ten times the Partnership’s net assets. Under certain conditions, however, the Partnership’s leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

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

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Trading Advisor generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Partnership could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Since the Trading Advisor already manages sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

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

Relatively New Markets

Some foreign exchanges on which the Partnership is permitted to trade may be in developmental stages so that prior price histories may not be indicative of current price patterns.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisor may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Deregistration of the Commodity Pool Operator or Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and the Trading Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of the Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the deregistered Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or the Trading Advisor.

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, a Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading.

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

Risks Relating to the Trading Advisor

Since the future performance of the Trading Advisor is unpredictable, the Trading Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Trading Advisor to Trade Successfully. The Trading Advisor is responsible for making all Futures Interests trading decisions on behalf of the Partnership. The General Partner has no control over the specific trades the Trading Advisor may make, leverage used, risks and/or concentrations assumed or whether the Trading Advisor will act in accordance with the disclosure documents or descriptive materials furnished by it to the General Partner. The General Partner can provide no assurance that the trading program employed by the Trading Advisor will be successful. The Trading Advisor, in turn, is dependent upon the services of a limited number of persons to develop and refine its trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Trading Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Trading Advisor’s ability to manage its trading activities successfully, or may cause the Trading Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

Market Factors May Adversely Influence the Trading Advisor’s Trading Program. In the past, there have been periods when market conditions have not been favorable to the Trading Advisor’s strategy, and such periods may recur. The past performance of such trading strategy is not necessarily indicative of its future profitability, and no trading program can consistently determine which commodity to trade or when to enter into the trade. Often, the most unprofitable market conditions for the Partnership are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again. In such conditions, the Trading Advisor may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop. Any factor which may lessen the prospect of favorable conditions in the future (such as lack of major price trends or increased governmental control of, or participation in, the markets) may reduce the Trading Advisor’s ability to trade profitably in the future.

Increasing the Assets Managed by the Trading Advisor May Adversely Affect Its Performance. The rates of return achieved by a commodity trading advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Trading Advisor has not agreed to limit the amount of additional assets that it will manage.

The Trading Advisor May Terminate Its Advisory Agreement. The advisory agreement with the Trading Advisor automatically renew unless terminated by the General Partner or the Trading Advisor. In the event an advisory agreement is not renewed, the General Partner may not be able to enter into an arrangement with the Trading Advisor or another trading advisor on terms substantially similar to the previous advisory agreement.

Disadvantages of Replacing or Switching the Trading Advisor. The Trading Advisor is required to recoup previous trading losses before they can earn performance-based compensation. However, the General Partner may elect to replace the Trading Advisor if it has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of, or the reallocation of assets away from, the Trading Advisor therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $347.0 billion as of December 31, 2017 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Trading Advisor to obtain the best prices for the Partnership. The Trading Advisor is required to use an allocation methodology that is fair to all customers.

You Will Not be Aware of Changes to the Trading Advisor’s Trading Program. Because of the proprietary nature of the Trading Advisor’s trading program, you generally will not be advised if adjustments are made to the Trading Advisor’s trading program in order to accommodate additional assets under management or for any other reason.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Trading Advisor. As a limited partner, you will not have access to the Partnership’s trade positions. Consequently, you will not know whether the Trading Advisor is adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

Taxation Risks

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, creating special rules that reduce the taxation of certain qualified business income, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Limited or Entirely Disallowed. As a result of the Tax Cuts and Jobs Act, deductions for “investment advisory expenses” of non-corporate taxpayers are disallowed for taxable years beginning after December 31, 2017 and beginning before January 1, 2026, and thereafter will be subject to certain limitations for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2017 Audited Financial Statement.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 28, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units at February 28, 2018 was approximately 1,839.

(c)

Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There were no additional subscriptions of Units in the years ended December 31, 2017, 2016 and 2015. The Partnership no longer offers Units for sale.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	27,453.191	$10.02	N/A	N/A
November 1, 2017 - November 30, 2017	43,276.205	$10.07	N/A	N/A
December 1, 2017 - December 31, 2017	62,637.447	$10.13	N/A	N/A
	133,366.843	$10.09

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

Item 6. Selected Financial Data.

Interest income, total expenses, total trading results, net income (loss) and net income (loss) per Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Interest income	$79,179	$20,400	$3,118	$7,178	$28,668
Total expenses	(662,683)	(1,102,611)	(1,384,296)	(2,479,183)	(5,608,992)
Total trading results	(558,444)	20,293	(3,760,506)	3,176,271	2,879,322

Net income (loss)	$(1,141,948)	$(1,061,918)	$(5,141,684)	$704,266	$(2,701,002)

Net income (loss) per Unit	$(0.79)	$(0.62)	$(2.08)	$(0.02)	$(0.61)

Net asset value per Unit	$10.13	$10.92	$11.54	$13.62	$13.64

Total assets	$10,922,485	$17,078,611	$25,261,173	$37,031,206	$54,495,997

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity. The Partnership deposits its assets with MS&Co. as clearing commodity broker in separate Futures Interests trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade Futures Interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Other than the risk inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its (i) investment in the Fund(s), (ii) interest receivable and (iii) cash at bank. Redemptions of Units in the future will affect the amount of funds available for investments in Futures Interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Results of Operations

General. The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.

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

Prior to its termination on December 31, 2017, PGR traded its PGR Mayfair Investment Program (formerly, the PGR Mayfair Program) on behalf of the Partnership. PGR’s futures investment program sought to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners were implemented in an in-house trading system which systematically processed real-time data and executed trades automatically on electronic future exchanges and foreign exchange trading platforms.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ended December 31, 2017 and September 30, 2017, respectively, and the change during the applicable period.

Trading Advisor	Allocation as of December 31, 2017 (%)	Allocation as of September 30, 2017 (%)	Allocation as of December 31, 2017 ($)	Allocation as of September 30, 2017 ($)	Change during the period (%)

PGR	0.00%	29.69%	$-	$3,372,550	(100.00)%
Aventis	100.00	70.31	10,241,254	7,985,513	28.25

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2017, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Partnership’s trading activities during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Funds trade are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Funds’ Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Funds’ trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, General Partner fees, ongoing placement agent fees, incentive fees and brokerage fees, as applicable, are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the year ended December 31, 2017, the net asset value per Unit decreased 7.2% from $10.92 to $10.13. For the year ended December 31, 2016, the net asset value per Unit decreased 5.4% from $11.54 to $10.92. For the year ended December 31, 2015, the net asset value per Unit decreased 15.3% from $13.62 to $11.54.

The Partnership experienced a net trading loss of $558,444 before fees and expenses for the year ended December 31, 2017. Losses were primarily attributable to the Funds’ trading of Futures Interests in energy, currencies, U.S. and non-U.S. interest rates, grains and metals, and were partially offset by gains in indices, livestock and softs. The net trading gain (or loss) realized from the Partnership is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most significant losses were incurred within the energy markets during January and February from long positions in natural gas futures as prices decreased amid limited demand due to milder-than-normal temperatures in North America. Within the currency sector, losses were recorded during January from short positions in the euro and Australian dollar versus the U.S. dollar as the relative value of the U.S. dollar moved lower amid increased uncertainty of future U.S. fiscal policy and warnings on the negative effect protectionist policies could have on the U.S. dollar. Within the global interest rate sector, losses were recorded throughout the first quarter from short positions in U.S. fixed income futures as prices advanced. The Partnership’s losses for the first quarter were partially offset by gains experienced within the global stock index sector, primarily during February and March, from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness about President Donald Trump’s policies, in particular those relating to tax reform and the impact they may have on economic growth.

During the second quarter, the most meaningful losses were incurred within the energy markets during June from long and short futures positions in oil related products as prices whipsawed as investors considered the impact of declining U.S. rig counts, while global market supply remained in a surplus. Within the metals sector, losses were incurred during May from short positions in gold and silver futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. Within the global interest rate sector, losses were incurred primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank (“ECB”), expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. The Partnership’s losses for the second quarter were partially offset by gains experienced within the global stock index sector during April and May from long positions in European, U.S., and Asian equity index futures as prices were buoyed by increased consumer confidence. Further gains were recorded in agriculturals from positions in cocoa and wheat.

During the third quarter, the most significant gains were experienced within the agricultural sector during July from long positions in soybean futures as drought conditions in portions of the U.S. Midwest threatened crops, pushing prices higher. Further gains were experienced from long futures positions in coffee and cocoa as prices rallied amid reports of poor crop qualities in Brazil and West Africa. Smaller profits were recorded in global stock index and currency trading during the third quarter. A portion of the Partnership’s gains during the third quarter was offset by losses within the global interest rate sector, primarily during September, from long positions in U.S. and British fixed income futures as the global bond market experienced a sell-off. Smaller losses were incurred from trading natural gas and gold.

During the fourth quarter, the Partnership recorded gains within the global stock index sector during October, November, and December as equity prices were boosted throughout the quarter following hawkish comments from several of the world’s largest central banks, strong consumer data, and positive economic sentiment globally. Additional gains were recorded in energies during the fourth quarter from long positions in crude oil and its related products as prices advanced amid speculation OPEC will continue curbing output. Smaller gains for the quarter were recorded in the agricultural and metals sectors. A portion of the Partnership’s gains during the fourth quarter was offset by losses within the currency sector, primarily during October, from positions in the euro, Canadian dollar, British pound, and Australian dollar. Smaller losses were incurred from trading Canadian bond futures during October.

The Partnership experienced a net trading gain of $20,293 before fees and expenses for the year ended December 31, 2016. Gains were primarily attributable to the Funds’ trading of Futures Interests in energy, currencies, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, livestock, metals and softs.

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

The Partnership experienced a net trading loss of $3,760,506 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Funds’ trading of Futures Interests in U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in currencies, energy, grains and softs.

The most significant losses were incurred in the metals markets during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Further losses in this sector were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened, as well as during May and June from long positions in zinc, lead, and tin futures as Greece’s debt crisis undermined confidence in the global growth outlook and threatened commodities demand. Within the global stock index sector, losses were incurred throughout most of the second half of the year from long positions in U.S., Pacific Rim, and European equity index futures as prices declined amid continuing concerns that China’s slowdown will weigh on the global economy. Within the global interest rate sector, losses were incurred during the second quarter from long positions in European fixed income futures, specifically German bunds, as prices extended a decline as European leaders and the head of the International Monetary Fund agreed to step up the intensity of talks over Greece’s financial fate. Additional fixed income losses were incurred during the fourth quarter from long positions in European fixed income futures after prices reversed sharply lower as ECB president Mario Draghi disappointed markets early in December with an underwhelming ECB stimulus announcement. The Partnership’s trading losses during the year were partially offset by trading gains within the energy markets, primarily during November and December, from short positions in crude oil futures as prices continued to decline as U.S. crude supplies rose and OPEC production increased, signaling the global supply glut will persist. Within the agricultural sector, gains were experienced primarily during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Within the currency sector, gains were experienced primarily during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional currency gains were recorded from positions in the Canadian dollar and euro throughout the year.

For an analysis of unrealized gains and losses by contract type and a further description of 2017 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Market Risk

The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital accounts.

In addition to the Trading Advisor’s internal controls, the Trading Advisor must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Ceres monitor the Partnership’s trading activities to ensure compliance with the trading policies and Ceres can require the Trading Advisor to modify positions of the Partnership if Ceres believes they violate the Partnership’s trading policies.

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

For additional information, see Note 5, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Futures Interests traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded Futures Interests are settled daily through variation margin. Gains and losses on non-exchange-traded Futures Interests are settled upon termination of the contract. Gains and losses on non-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016 and the highest, lowest and average values during the twelve months ended December 31, 2017 and 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of December 31, 2017, the Partnership’s total capitalization was $10,241,254.

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$62,866	0.61%	$950,365	$60,958	$487,360

Total	$62,866	0.61%

* Average of daily Values at Risk.

As of December 31, 2016, the Partnership’s total capitalization was $15,828,641.

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$525,894	3.32%	$1,261,778	$326,930	$746,889
Equity	485,627	3.07	703,687	113,612	322,799
Currencies	318,321	2.01	593,552	81,651	267,604
Interest rates	300,948	1.90	609,646	62,001	288,691

Total	$1,630,790	10.30%

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

Qualitative Disclosure Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisor, in general, tends to utilize trading system(s) to take positions when market opportunities develop, and Ceres anticipates that the Trading Advisor will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Commodities

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog prices.

The following was the only non-trading risk exposure of the Partnership as of December 31, 2017.

Foreign Currency Balances. The Partnership may hold various foreign currency balances. The Trading Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of a commodity trading advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2017 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$23,487	$22,377	$18,908	$14,407
Total expenses	(143,975)	(152,966)	(171,191)	(194,551)
Total trading results	349,069	290,532	(592,270)	(605,775)

Net income (loss)	$228,581	$159,943	$(744,553)	$(785,919)

Net income (loss) per Unit	$0.21	$0.13	$(0.58)	$(0.55)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Interest income	$5,933	$5,560	$4,250	$4,657
Total expenses	(229,874)	(280,236)	(284,880)	(307,621)
Total trading results	(903,652)	(760,225)	1,390,418	293,752

Net income (loss)	$(1,127,593)	$(1,034,901)	$1,109,788	$(9,212)

Net income (loss) per Unit	$(0.65)	$(0.55)	$0.59	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The Annual Report for the year ended December 31, 2017, filed as Exhibit 13.01 hereto, includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisor.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners – As of February 28, 2018, the Partnership knows of no persons who beneficially owns of more than 5% of the outstanding Units.

(b) Security Ownership of Management – Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Units	General Partner	13,658.423	1.4%

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

Item 14. Principal Accountant Fees and Services.

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2017.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017: $75,853

2016: $81,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not applicable.

(6) Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)

Financial Statements incorporated by reference to Exhibit 13.01 of this Form 10-K:

Statements of Financial Condition at December 31, 2017 and 2016.

Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the period ended December 31, 2017 is not deemed to be filed with this report.

(2)	Exhibits:

3.01

Sixth Amended and Restated Limited Partnership Agreement, dated as of December 8, 2017, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-26280) filed with the Securities and Exchange Commission on December 11, 2017.

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

13.01	December 31, 2017, Annual Report to Limited Partners is filed herewith.

The exhibits required to be filed by Item 601 of Regulations S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

99.1	December 31, 2017, PGR Master Fund L.P. (Master in Liquidation) Financial Statements are filed herewith.

99.2	December 31, 2017, MB Master Fund L.P. Financial Statements are filed herewith.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.