Form 10-Q
period 2018-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2018-05-10
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes      No X

As of April 30, 2018, 930,323.155 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in MB Master Fund(1), at fair value (cost $8,641,718 and $6,806,949 at March 31, 2018 and December 31, 2017, respectively)	$10,119,841	$7,762,120
Redemptions receivable from the Fund(s)	238,717	3,150,865
Interest receivable	10,277	8,500
Cash	1,000	1,000

Total assets	$10,369,835	$10,922,485

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$16,793	$18,032
General Partner fees	16,793	18,032
Management fees	10,495	10,650
Redemptions payable to Limited Partners	194,636	634,517

Total liabilities	238,717	681,231

Partners’ Capital:
General Partner, 10,702.758 and 13,658.423 Units outstanding at March 31, 2018 and December 31, 2017, respectively	113,040	138,298
Limited Partners, 948,561.760 and 997,806.419 Units outstanding at March 31, 2018 and December 31, 2017, respectively	10,018,078	10,102,956

Total partners’ capital (net asset value)	10,131,118	10,241,254

Total liabilities and partners’ capital	$10,369,835	$10,922,485

Net asset value per Unit	$10.56	$10.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$28,752	$14,407

Expenses:
Ongoing placement agent fees	50,585	75,703
General Partner fees	50,585	75,703
Management fees	31,615	43,145

Total expenses	132,785	194,551

Net investment loss	(104,033)	(180,144)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in PGR Master Fund	-	(63,474)
Net realized gains (losses) on investment in MB Master Fund	10,010	(16,407)
Net change in unrealized gains (losses) on investment in PGR Master Fund	-	(467,780)
Net change in unrealized gains (losses) on investment in MB Master Fund	522,952	(58,114)

Total trading results	532,962	(605,775)

Net income (loss)	$428,929	$(785,919)

Net income (loss) per Unit*	$0.43	$(0.55)

Weighted average number of Units outstanding	992,899.529	1,414,816.223

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total

Partners’ Capital, December 31, 2017	1,011,464.842	$10,102,956	$138,298	$10,241,254
Redemptions - General Partner	(2,955.665)	-	(29,970)	(29,970)
Redemptions - Limited Partners	(49,244.659)	(509,095)	-	(509,095)
Net Income (Loss)	-	424,217	4,712	428,929

Partners’ Capital, March 31, 2018	959,264.518	$10,018,078	$113,040	$10,131,118

Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Redemptions - Limited Partners	(111,483.046)	(1,170,549)	-	(1,170,549)
Net Income (Loss)	-	(777,011)	(8,908)	(785,919)

Partners’ Capital, March 31, 2017	1,337,546.631	$13,704,896	$167,277	$13,872,173

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”), through its investment in the Fund(s) (as defined below). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Ceres Tactical Currency L.P., Morgan Stanley Smith Barney Spectrum Select L.P. and, prior to its termination on December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P.

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During the reporting period and prior periods included in this report, the Partnership and the Master (as defined below) also deposited a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

As of March 31, 2018, the trading advisor to the Partnership was Aventis Asset Management, LLC (“Aventis” or the “Trading Advisor”). Aventis manages the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund” or the “Master”), which is an affiliated fund. Ceres is also the general partner of the Master.

Effective December 31, 2017, Ceres terminated the advisory agreements among the General Partner, PGR Capital LLP (“PGR”) and PGR Master Fund L.P. (“PGR Master Fund”), and among the General Partner, PGR and the Partnership, pursuant to which PGR traded PGR Master Fund’s (and, indirectly, the Partnership’s) assets in Futures Interests. Consequently, PGR ceased all Futures Interest trading on behalf of PGR Master Fund (and, indirectly, the Partnership). Ceres reallocated the assets formerly allocated by the Partnership to PGR to the remaining Trading Advisor of the Partnership. References herein to the Trading Advisor or the Trading Advisors may also include, as relevant, PGR. MB Master Fund and PGR Master Fund are individually referred to as a “Fund” and collectively referred to as the “Funds.”

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in MB Master Fund, and carried its investment in PGR Master Fund, at fair value based on the Partnership’s (1) net contribution to the respective Fund and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the respective Fund. ASC 820, “Fair Value Measurements”, as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in affiliated funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946, “Financial Services – Investment Companies” as of the reporting date.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Fund(s) is reflected as net change in unrealized gains (losses) on investment in the Fund(s) in the Statements of Income and Expenses. Contributions to and withdrawals from the Fund(s) are recorded on the effective date. The Partnership records a realized gain or loss on its investment in the Fund(s) as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership generally uses the average cost method.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Master’s Investments. All Futures Interests of MB Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in MB Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in MB Master Fund’s Statements of Income and Expenses.

MB Master Fund does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

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

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

Net Income (Loss) per Unit. Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018	2017
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$0.53	$(0.42)
Net investment loss	(0.10)	(0.13)

Net increase (decrease) for the period	0.43	(0.55)
Net asset value per Unit, beginning of period	10.13	10.92

Net asset value per Unit, end of period	$10.56	$10.37

	For the Three Months Ended March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.2)%	(4.9)%

Operating expenses before incentive fees	5.3%	5.3%
Incentive fees	-%	-%

Operating expenses after incentive fees	5.3%	5.3%

Total return:
Total return before incentive fees	4.2%	(5.0)%
Incentive fees	-%	-%

Total return after incentive fees	4.2%	(5.0)%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

4.	Financial Instruments:

Aventis trades Futures Interests on behalf of the Master. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Master’s Statements of Financial Condition as net unrealized gain on open futures contracts, net unrealized gain on open forward contracts, net unrealized loss on open futures contracts and net unrealized loss on open forward contracts, as applicable. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized gains (losses) on open contracts in the Master’s Statements of Income and Expenses. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Futures Interests traded by Aventis on behalf of the Master and U.S. Treasury bills held involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Master’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded Futures Interests are settled daily through variation margin. Gains and losses on non-exchange-traded Futures Interests are settled upon termination of the contract. However, the Master is required to meet margin requirements with the counterparty.

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

MB Master Fund considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

6.	Investment in the Funds:

As of March 31, 2018, the Partnership owned approximately 53.8% of MB Master Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 9.0% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invested in for the three months ended March 31, 2018 and 2017, respectively.

For the Three Months Ended March 31, 2018	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master Fund	$5,533	$1,022,312	$1,027,845

For the Three Months Ended March 31, 2017	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(10,594)	$(1,218,364)	$(1,228,958)
MB Master Fund	(192,915)	(1,135,684)	(1,328,599)

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	March 31, 2018		For the Three Months Ended March 31, 2018
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master Fund	99.9%	$10,119,841	$532,962	Commodity Portfolio	Monthly

	December 31, 2017		For the Three Months Ended March 31, 2017
	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
PGR Master Fund	- %	$-	$(531,254)	Commodity Portfolio	Monthly
MB Master Fund	75.8	7,762,120	(74,521)	Commodity Portfolio	Monthly

Generally, a limited partner in MB Master Fund and (prior to its termination on December 31, 2017) PGR Master Fund may withdraw all or part of its capital contributions and undistributed profits, if any, from the Funds as of the Redemption Date after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in MB Master Fund, (ii) redemptions receivable from the Fund(s), (iii) interest receivable and (iv) cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in MB Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

The Master’s investment in Futures Interests may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master from trading in potentially profitable markets or prevent the Master from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Master’s assets.

Other than the risks inherent in Futures Interests trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2018, Partnership capital decreased 1.1% from $10,241,254 to $10,131,118. This decrease was attributable to redemptions of 49,244.659 limited partner Units totaling $509,095 and redemptions of 2,955.665 General Partner Units totaling $29,970, which was partially offset by net income of $428,929. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Master’s capital resource arrangements at the present time.

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

The Partnership and the Master record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses. None of the Partnership’s contracts held indirectly through its investment in MB Master Fund are traded over-the-counter.

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

Prior to its termination on December 31, 2017, PGR traded its Mayfair Program on behalf of the Partnership. PGR’s futures investment program sought to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners were implemented in an in-house trading system which systematically processed real-time data and executed trades automatically on electronic future exchanges and foreign exchange trading platforms.

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended March 31, 2018.

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2018 and a general discussion of its trading activities during the period. It is important to note, however, that Aventis trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by Aventis or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of Aventis’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s first quarter of 2018, the net asset value per Unit increased 4.2% from $10.13 to $10.56, as compared to a decrease of 5.0% in the first quarter of 2017. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $532,962. Gains were primarily attributable to MB Master Fund’s trading of Futures Interests in energy, grains and livestock and were partially offset by losses in currencies, softs and metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $605,775. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in indices.

During the first quarter, the most notable gains were experienced within the grain sector, primarily during January, from long positions in wheat futures as prices rallied amid concerns over lack of protective snow cover for the U.S. winter wheat crop. Additional gains were recorded in the grains from long positions in soybean and corn futures. Within the livestock sector, gains were experienced during March from short positions in live cattle futures as prices declined amid reduced demand. Further gains were achieved within the energy sector, primarily during February and March, from long positions in crude oil and its related products as prices advanced on forecasts for robust oil demand growth and concerns that output from OPEC producers would grow at a much slower pace in coming years. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals sector during February and March from long positions in copper and aluminum futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional losses were incurred from positions in coffee, natural gas, and sugar futures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Partnership and MB Master Fund are speculative commodity pools. The market sensitive instruments held by MB Master Fund are acquired for speculative trading purposes, and all or substantially all of MB Master Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and MB Master Fund’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of MB Master Fund’s open positions and, consequently, in its earnings and cash balances. MB Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of MB Master Fund’s open contracts and the liquidity of the markets in which it trades.

MB Master Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and MB Master Fund’s past performance is not necessarily indicative of future results.

Quantifying the Partnership’s and MB Master Fund’s Trading Value at Risk

The following quantitative disclosures regarding MB Master Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

MB Master Fund accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of MB Master Fund’s open positions is directly reflected in MB Master Fund’s earnings and cash flow.

MB Master Fund’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which MB Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of MB Master Fund’s speculative trading and the recurrence in the markets traded by MB Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that MB Master Fund’s losses in any market sector will be limited to Value at Risk or by MB Master Fund’s attempts to manage its market risk.

Exchange margin requirements have been used by MB Master Fund as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in MB Master Fund by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $10,131,118.

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$435,539	4.30%	$862,626	$42,151	$436,594
Currencies	31,159	0.31	31,159	-	6,904

Total	$466,698	4.61%

* Average of daily Values at Risk.

As of December 31, 2017, the Partnership’s total capitalization was $10,241,254.

December 31, 2017

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	18,971.389	$10.14	N/A	N/A
February 1, 2018 - February 28, 2018	11,841.831	$10.31	N/A	N/A
March 1, 2018 - March 31, 2018	18,431.439	$10.56	N/A	N/A
	49,244.659	$10.34

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

Item 3. Defaults Upon Senior Securities. — None.

Item 4. Mine Safety Disclosures. — Not applicable.

Item 5. Other Information. — None.

Item 6. Exhibits.

31.1	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.