Form 10-Q
period 2018-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2018-08-09
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes      No X

As of July 31, 2018, 853,543.451 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in MB Master Fund(1), at fair value (cost $7,738,901 and $6,806,949 at June 30, 2018 and December 31, 2017, respectively)	$8,748,938	$7,762,120
Redemptions receivable from the Fund(s)(1)	211,498	3,150,865
Interest receivable	10,039	8,500
Cash	1,000	1,000

Total assets	$8,971,475	$10,922,485

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$15,896	$18,032
General Partner fees	15,896	18,032
Management fees	9,935	10,650
Redemptions payable to Limited Partners	169,772	634,517

Total liabilities	211,499	681,231

Partners’ Capital:
General Partner, 10,702.758 and 13,658.423 Units outstanding at June 30, 2018 and December 31, 2017, respectively	106,008	138,298
Limited Partners, 873,761.987 and 997,806.419 Units outstanding at June 30, 2018 and December 31, 2017, respectively	8,653,968	10,102,956

Total partners’ capital (net asset value)	8,759,976	10,241,254

Total liabilities and partners’ capital	$8,971,475	$10,922,485

Net asset value per Unit	$9.90	$10.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$30,641	$18,908	$59,393	$33,315

Expenses:
Ongoing placement agent fees	49,259	66,441	99,844	142,144
General Partner fees	49,259	66,441	99,844	142,144
Management fees	30,787	38,309	62,402	81,454

Total expenses	129,305	171,191	262,090	365,742

Net investment loss	(98,664)	(152,283)	(202,697)	(332,427)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in PGR Master Fund	-	(38,402)	-	(101,876)
Net realized gains (losses) on investment in MB Master Fund	(25,948)	(414)	(15,938)	(16,821)
Net change in unrealized gains (losses) on investment in PGR Master Fund	-	(460,816)	-	(928,596)
Net change in unrealized gains (losses) on investment in MB Master Fund	(468,086)	(92,638)	54,866	(150,752)

Total trading results	(494,034)	(592,270)	38,928	(1,198,045)

Net income (loss)	$(592,698)	$(744,553)	$(163,769)	$(1,530,472)

Net income (loss) per Unit*	$(0.66)	$(0.58)	$(0.23)	$(1.13)

Weighted average number of Units outstanding	933,967.947	1,297,967.452	963,433.738	1,356,391.837

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,011,464.842	$10,102,956	$138,298	$10,241,254
Redemptions - General Partner	(2,955.665)	-	(29,970)	(29,970)
Redemptions - Limited Partners	(124,044.432)	(1,287,539)	-	(1,287,539)
Net Income (Loss)	-	(161,449)	(2,320)	(163,769)

Partners’ Capital, June 30, 2018	884,464.745	$8,653,968	$106,008	$8,759,976

Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Redemptions - General Partner	(2,470.356)	-	(25,000)	(25,000)
Redemptions - Limited Partners	(228,269.993)	(2,342,994)	-	(2,342,994)
Net Income (Loss)	-	(1,513,034)	(17,438)	(1,530,472)

Partners’ Capital, June 30, 2017	1,218,289.328	$11,796,428	$133,747	$11,930,175

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”), through its investment in the Fund(s) (as defined below). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P. and prior to December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P. and Ceres Tactical Currency L.P.

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership and the Master (as defined below) also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of June 30, 2018, the trading advisor to the Partnership was Aventis Asset Management, LLC (“Aventis” or the “Trading Advisor”). Aventis manages the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund” or the “Master”), which is an affiliated fund. Ceres is also the general partner of the Master.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017, and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries (or carried with respect to its investment in PGR Master Fund) its investment in the Funds at fair value based on the Partnership’s (1) respective net contribution to each Fund and (2) its respective allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of each Fund. ASC 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of Topic 946, “Financial Services – Investment Companies” as of the reporting date.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

‘Master’s Investments. All Futures Interests of MB Master Fund, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The Futures Interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in Futures Interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in MB Master Fund’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in MB Master Fund’s Statements of Income and Expenses.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.55)	$(0.46)	$(0.02)	$(0.88)
Net investment loss	(0.11)	(0.12)	(0.21)	(0.25)

Net increase (decrease) for the period	(0.66)	(0.58)	(0.23)	(1.13)
Net asset value per Unit, beginning of period	10.56	10.37	10.13	10.92

Net asset value per Unit, end of period	$9.90	$9.79	$9.90	$9.79

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.1)%	(4.7)%	(4.2)%	(4.8)%

Operating expenses before incentive fees	5.4%	5.3%	5.4%	5.3%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.4%	5.3%	5.4%	5.3%

Total return:
Total return before incentive fees	(6.3)%	(5.6)%	(2.3)%	(10.4)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(6.3)%	(5.6)%	(2.3)%	(10.4)%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017, and for the periods ended June 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

There were no direct investments held by the Partnership as of June 30, 2018 and December 31, 2017. For information about MB Master’s assets and liabilities measured at fair value as of December 31, 2017, refer to MB Master’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 99.2 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

6.	Investment in the Funds:

As of June 30, 2018, the Partnership owned approximately 51.4% of MB Master Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 9.0% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invested in for the three and six months ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master Fund	$(6,603)	$(976,916)	$(983,519)

	For the Six Months Ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master Fund	$(1,070)	$45,396	$44,326

	For the Three Months Ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(9,619)	$(1,196,807)	$(1,206,426)
MB Master Fund	(214,753)	(1,122,688)	(1,337,441)

	For the Six Months Ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(20,213)	$(2,415,171)	$(2,435,384)
MB Master Fund	(407,668)	(2,258,372)	(2,666,040)

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2018		For the Three Months Ended June 30, 2018
Fund	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master Fund	99.9%	$8,748,938	$(494,034)	Commodity Portfolio	Monthly

	June 30, 2018		For the Six Months Ended June 30, 2018
Fund	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master Fund	99.9%	$8,748,938	$38,928	Commodity Portfolio	Monthly

	December 31, 2017		For the Three Months Ended June 30, 2017
Funds	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
PGR Master Fund	- %	$-	$(499,218)	Commodity Portfolio	Monthly
MB Master Fund	75.8	7,762,120	(93,052)	Commodity Portfolio	Monthly

	December 31, 2017		For the Six Months Ended June 30, 2017
Funds	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
PGR Master Fund	- %	$-	$(1,030,472)	Commodity Portfolio	Monthly
MB Master Fund	75.8	7,762,120	(167,573)	Commodity Portfolio	Monthly

Generally, a limited partner in MB Master Fund and (prior to its termination on December 31, 2017) PGR Master Fund may withdraw all or part of its capital contributions and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the general partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the general partner at least three days in advance of the proposed withdrawal day.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in MB Master Fund, (ii) redemptions receivable from the Fund(s), (iii) interest receivable and (iv) cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in MB Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, Partnership capital decreased 14.5% from $10,241,254 to $8,759,976. This decrease was attributable to redemptions of 124,044.432 limited partner Units totaling $1,287,539 and redemptions of 2,955.665 General Partner Units totaling $29,970, coupled with a net loss of $163,769. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended June 30, 2018.

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2018 and a general discussion of its trading activities during the period. It is important to note, however, that Aventis trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by Aventis or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of Aventis’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s second quarter of 2018, the net asset value per Unit decreased 6.3% from $10.56 to $9.90, as compared to a decrease of 5.6% in the second quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $494,034. Losses were primarily attributable to MB Master Fund’s trading of Futures Interests in grains, livestock and softs and were partially offset by gains in currencies, energy and metals. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $592,270. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in grains, softs and indices.

The most notable losses were incurred within the grain sector, primarily during June, from long positions in soybeans as prices fell dramatically due to favorable weather in the U.S. Midwest and fears over looming trade tariffs that could disrupt flows of U.S. soybeans to China. Further losses were recorded in corn and wheat trading. Additional losses were incurred in soft commodities during June from positions in coffee futures and options on futures. Smaller losses in the agricultural sector were incurred in live cattle trading. A portion of the Partnership’s losses during the second quarter was offset by gains achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Gains within the metals markets were primarily experienced due to short positions in industrial metals during April as fears of a trade war between the U.S. and China pulled prices lower.

During the Partnership’s six months ended June 30, 2018, the net asset value per Unit decreased 2.3% from $10.13 to $9.90, as compared to a decrease of 10.4% for the six months ended June 30, 2017. The Partnership experienced a net trading gain before fees and expenses for the six months ended June 30, 2018 of $38,928. Gains were primarily attributable to MB Master Fund’s trading of Futures Interests in energy and livestock and were partially offset by losses in currencies, grains, metals and softs. The Partnership experienced a net trading loss before fees and expenses for the six months ended June 30, 2017 of $1,198,045. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in grains and indices.

The most notable losses were incurred within the grain sector, primarily during June, from long positions in soybeans as prices fell dramatically due to favorable weather in the U.S. Midwest and fears over looming trade tariffs that could disrupt flows of U.S. soybeans to China. Further losses were recorded in corn and wheat trading. Additional losses were incurred in soft commodities during June from positions in coffee futures and options on futures. Within the metals sector, losses were incurred during February and March from long positions in copper and aluminum futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. A portion of the Partnership’s losses during the first six months of the year was offset by gains achieved within the energy sector, primarily during February and March, from long positions in crude oil and its related products as prices advanced on forecasts for robust oil demand growth and concerns that output from OPEC producers would grow at a much slower pace in coming years. Additional gains were experienced in the energy sector throughout the second quarter from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in MB Master Fund by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $8,759,976.

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$370,376	4.23%	$465,830	$78,924	$278,073
Currencies	4,015	0.05	33,065	-	8,919

Total	$374,391	4.28%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	18,238.605	$10.51	N/A	N/A
May 1, 2018 - May 31, 2018	39,412.504	$10.58	N/A	N/A
June 1, 2018 - June 30, 2018	17,148.664	$9.90	N/A	N/A
	74,799.773	$10.41

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.