Form 10-Q
period 2018-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC LP
filed 2018-11-08
CIK 925263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes      No X

As of October 31, 2018, 798,508.307 Limited Partnership Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in MB Master Fund(1), at fair value (cost $7,124,140 and $6,806,949 at September 30, 2018 and December 31, 2017, respectively)	$7,933,250	$7,762,120
Redemptions receivable from the Fund(s)(1)	150,143	3,150,865
Interest receivable	10,066	8,500
Cash	1,000	1,000

Total assets	$8,094,459	$10,922,485

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing placement agent fees	$13,733	$18,032
General Partner fees	13,733	18,032
Management fees	8,584	10,650
Redemptions payable to Limited Partners	114,093	634,517

Total liabilities	150,143	681,231

Partners’ Capital:
General Partner, 10,702.758 and 13,658.423 Units outstanding at September 30, 2018 and December 31, 2017, respectively	102,302	138,298
Limited Partners, 820,454.412 and 997,806.419 Units outstanding at September 30, 2018 and December 31, 2017, respectively	7,842,014	10,102,956

Total partners’ capital (net asset value)	7,944,316	10,241,254

Total liabilities and partners’ capital	$8,094,459	$10,922,485

Net asset value per Unit	$9.56	$10.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$31,163	$22,377	$90,556	$55,692

Expenses:
Ongoing placement agent fees	42,694	59,162	142,538	201,306
General Partner fees	42,694	59,162	142,538	201,306
Management fees	26,684	34,642	89,086	116,096

Total expenses	112,072	152,966	374,162	518,708

Net investment loss	(80,909)	(130,589)	(283,606)	(463,016)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in PGR Master Fund	-	(566)	-	(102,442)
Net realized gains (losses) on investment in MB Master Fund	(11,472)	1,274	(27,410)	(15,547)
Net change in unrealized gains (losses) on investment in PGR Master Fund	-	2,756	-	(925,840)
Net change in unrealized gains (losses) on investment in MB Master Fund	(200,927)	287,068	(146,061)	136,316

Total trading results	(212,399)	290,532	(173,471)	(907,513)

Net income (loss)	$(293,308)	$159,943	$(457,077)	$(1,370,529)

Net income (loss) per Unit*	$(0.34)	$0.13	$(0.57)	$(1.00)

Weighted average number of Units outstanding	863,934.192	1,192,670.322	930,267.223	1,301,817.999

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2017	1,011,464.842	$10,102,956	$138,298	$10,241,254
Redemptions - General Partner	(2,955.665)	-	(29,970)	(29,970)
Redemptions - Limited Partners	(177,352.007)	(1,809,891)	-	(1,809,891)
Net Income (Loss)	-	(451,051)	(6,026)	(457,077)

Partners’ Capital, September 30, 2018	831,157.170	$7,842,014	$102,302	$7,944,316

Partners’ Capital, December 31, 2016	1,449,029.677	$15,652,456	$176,185	$15,828,641
Redemptions - General Partner	(2,470.356)	-	(25,000)	(25,000)
Redemptions - Limited Partners	(301,727.636)	(3,075,049)	-	(3,075,049)
Net Income (Loss)	-	(1,354,849)	(15,680)	(1,370,529)

Partners’ Capital, September 30, 2017	1,144,831.685	$11,222,558	$135,505	$11,358,063

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Morgan Stanley Smith Barney Spectrum Strategic L.P. (the “Partnership”) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”), through its investment in the Fund(s) (as defined below). The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Select L.P. and prior to December 31, 2017, Morgan Stanley Smith Barney Spectrum Technical L.P. and Ceres Tactical Global L.P. (formerly, Ceres Tactical Currency L.P.).

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSD Holdings. MS&Co. and its affiliates act as the custodians of the Partnership’s assets available for trading in Futures Interests. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. During prior periods included in this report, the Partnership and the Master (as defined below) also deposited a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of September 30, 2018, the trading advisor to the Partnership was Aventis Asset Management, LLC (“Aventis” or the “Trading Advisor”). Aventis manages the assets of the Partnership through the Partnership’s investment in MB Master Fund L.P. (“MB Master Fund” or the “Master”), which is an affiliated fund. Ceres is also the general partner of the Master.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance (for a unit outstanding throughout the period): *

Net realized and unrealized gains (losses)	$(0.25)	$0.24	$(0.27)	$(0.64)
Net investment loss	(0.09)	(0.11)	(0.30)	(0.36)

Net increase (decrease) for the period	(0.34)	0.13	(0.57)	(1.00)
Net asset value per Unit, beginning of period	9.90	9.79	10.13	10.92

Net asset value per Unit, end of period	$9.56	$9.92	$9.56	$9.92

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(3.8)%	(4.4)%	(4.1)%	(4.7)%

Operating expenses before incentive fees	5.3%	5.2%	5.4%	5.2%
Incentive fees	-%	-%	-%	-%

Operating expenses after incentive fees	5.3%	5.2%	5.4%	5.2%

Total return:
Total return before incentive fees	(3.4)%	1.3%	(5.6)%	(9.2)%
Incentive fees	-%	-%	-%	-%

Total return after incentive fees	(3.4)%	1.3%	(5.6)%	(9.2)%

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

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

MB Master Fund considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

There were no direct investments held by the Partnership as of September 30, 2018 and December 31, 2017. For information about MB Master’s assets and liabilities measured at fair value as of December 31, 2017, refer to MB Master’s Annual Report to Limited Partners for the year ended December 31, 2017, which is incorporated by reference to Exhibit 99.2 of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

6.	Investment in the Funds:

As of September 30, 2018, the Partnership owned approximately 51.2% of MB Master Fund. Prior to the close of business on December 31, 2017, the Partnership owned approximately 9.0% of MB Master Fund.

The tables below represent summarized results of operations of the Funds that the Partnership invested in for the three and nine months ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master Fund	$22,573	$(408,652)	$(386,079)

	For the Nine Months Ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master Fund	$21,503	$(363,256)	$(341,753)

	For the Three Months Ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(8,227)	$4,784	$(3,443)
MB Master Fund	(202,137)	3,661,231	3,459,094

	For the Nine Months Ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
PGR Master Fund	$(28,440)	$(2,410,387)	$(2,438,827)
MB Master Fund	(609,805)	1,402,859	793,054

Morgan Stanley Smith Barney Spectrum Strategic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information for the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	September 30, 2018		For the Three Months Ended September 30, 2018
Fund	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master Fund	99.9%	$7,933,250	$(212,399)	Commodity Portfolio	Monthly

	September 30, 2018		For the Nine Months Ended September 30, 2018
Fund	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master Fund	99.9%	$7,933,250	$(173,471)	Commodity Portfolio	Monthly

	December 31, 2017		For the Three Months Ended September 30, 2017
Funds	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
PGR Master Fund	-%	$-	$2,190	Commodity Portfolio	Monthly
MB Master Fund	75.8	7,762,120	288,342	Commodity Portfolio	Monthly

	December 31, 2017		For the Nine Months Ended September 30, 2017
Funds	% of Partners’ Capital	Fair Value	Net Income (Loss)	Investment Objective	Redemptions Permitted
PGR Master Fund	-%	$-	$(1,028,282)	Commodity Portfolio	Monthly
MB Master Fund	75.8	7,762,120	120,769	Commodity Portfolio	Monthly

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in MB Master Fund, (ii) redemptions receivable from the Fund(s), (iii) interest receivable and (iv) cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in MB Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 22.4% from $10,241,254 to $7,944,316. This decrease was attributable to redemptions of 177,352.007 limited partner Units totaling $1,809,891 and redemptions of 2,955.665 General Partner Units totaling $29,970, coupled with a net loss of $457,077. Future redemptions can impact the amount of funds available for investments in subsequent periods.

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

The General Partner is not aware of any material changes to the trading programs discussed above for the fiscal quarter ended September 30, 2018.

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2018 and a general discussion of its trading activities during the period. It is important to note, however, that Aventis trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by Aventis or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of Aventis’ trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

During the Partnership’s third quarter of 2018, the net asset value per Unit decreased 3.4% from $9.90 to $9.56, as compared to an increase of 1.3% in the third quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $212,399. Losses were primarily attributable to MB Master Fund’s trading of Futures Interests in grains, metals and softs and were partially offset by gains in currencies, energy and livestock. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2017 of $290,532. Gains were primarily attributable to the Funds’ trading of Futures Interests in currencies, livestock, softs and indices and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates and metals.

The most notable losses were incurred within the grain sector, primarily during August, from long positions in soybean and corn futures as prices declined amid positive growing conditions in South America and the U.S. Additional losses were incurred in soft commodities during September from positions in cocoa futures and options on futures. Within the metals sector, losses were incurred throughout the third quarter from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. A portion of the Partnership’s losses during the third quarter was offset by gains achieved within the energy sector, primarily during September, from long positions in crude oil and its refined products as prices rallied on concerns that sanctions on Iran will tighten supplies. Additional gains in the energy markets was experienced from positions in natural gas futures.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit decreased 5.6% from $10.13 to $9.56, as compared to a decrease of 9.2% for the nine months ended September 30, 2017. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2018 of $173,471. Losses were primarily attributable to MB Master Fund’s trading of Futures Interests in currencies, grains, metals and softs and were partially offset by gains in energy and livestock. The Partnership experienced a net trading loss before fees and expenses for the nine months ended September 30, 2017 of $907,513. Losses were primarily attributable to the Funds’ trading of Futures Interests in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in livestock, softs and indices.

The most notable losses were incurred within the grain sector, primarily during June, from long positions in soybeans as prices fell dramatically due to favorable weather in the U.S. Midwest and fears over looming trade tariffs that could disrupt flows of U.S. soybeans to China. Further losses were recorded in corn and wheat trading. Additional losses were incurred in soft commodities during June from positions in coffee futures and options on futures. Within the metals sector, losses were incurred during February and March from long positions in copper futures as demand for industrial metals softened amid signs of weakness in the global equity markets and a burgeoning global trade war. Further losses in the metals sector were incurred throughout the third quarter from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the energy sector, primarily during February and March, from long positions in crude oil and its related products as prices advanced on forecasts for robust oil demand growth and concerns that output from OPEC producers would grow at a much slower pace in coming years. Additional gains were experienced in the energy sector during September from long positions in crude oil and its refined products as prices rallied on concerns that sanctions on Iran will tighten supplies.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions, through its investment in MB Master Fund by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Partnership’s total capitalization was $7,944,316.

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$364,400	4.59%	$427,931	$151,720	$277,965

Total	$364,400	4.59%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased *	(b) Average Price Paid per Unit **	(c ) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	20,218.536	$9.97	N/A	N/A
August 1, 2018 - August 31, 2018	21,154.587	$9.77	N/A	N/A
September 1, 2018 - September 30, 2018	11,934.452	$9.56	N/A	N/A
	53,307.575	$9.80

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

MORGAN STANLEY SMITH BARNEY SPECTRUM STRATEGIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.